Form 10-K
HORIZON BANCORP INC /WV/
filed 1995-03-31
CIK 730025

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

(Mark One)

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (Fee Required)
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (No Fee Required)

             FOR THE TRANSITION PERIOD FROM ___________TO___________
                         COMMISSION FILE NUMBER 0-11672
                              HORIZON BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      WEST VIRGINIA                                     55-0631939
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

     ONE PARK AVENUE                                    25802-2803
       BECKLEY, WV                                      (Zip Code)

(Address of principal executive offices)

       Registrant's telephone number, including area code: (304) 255-7000
           Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED

            None                                           None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK PAR VALUE $1.00
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x    No    .
                                      ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ---

As of March 15, 1995, there were 2,404,075 shares of Horizon Bancorp, Inc. $1 par value common stock held by non-affiliates with an aggregate market value of $67,314,100.

As of March 15, 1995, there were 2,835,670 shares of Horizon Bancorp, Inc. $1 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                             Incorporated into

   (1)  Portions of the Annual Report to Shareholders for fiscal year ended
        December 31, 1994 (hereinafter the "1994 Annual Report")                  Parts I & II

   (2)  Portions of the Definitive Proxy Statement for Annual Meeting of          Part III
        Shareholders to be held on April 25, 1995, to be filed with the
        Securities and Exchange Commission(the "Commission").

================================================================================

PART I
ITEM 1. BUSINESS
THE REGISTRANT

The Registrant was incorporated in 1982 under the laws of the State of West Virginia as a one-bank holding company known as Raleigh Bankshares, Inc. On January 3, 1984, the Bank of Raleigh became a wholly-owned subsidiary of Raleigh Bankshares.

Subsequent to 1984, the Board of Directors determined that the name, Raleigh Bankshares, may have had a constraining effect upon expanding activities. The shareholders approved an amendment on April 16, 1985, to change Raleigh Bankshares' name to Horizon Bancorp, Inc.

Banking operations are, and are expected to continue to be, Horizon Bancorp's primary business and major source of revenue. Horizon Bancorp derives, for the most part, its revenues from dividends paid by its subsidiary banks. The principal role of Horizon Bancorp is to supervise and coordinate the activities of the subsidiary banks.

Horizon has four operating subsidiaries, Bank of Raleigh ("Raleigh"), National Bank of Summers ("Summers"), Greenbrier Valley National Bank ("Greenbrier") and The First National Bank in Marlinton ("Marlinton").

Summers was acquired by Horizon on June 1, 1985, through a consolidation between Summers Bank and NBS National Bank, a wholly-owned subsidiary of Horizon.

On September 19, 1988, Crossroads National Bank, Bradley, West Virginia, was merged with and into Raleigh. The former offices of Crossroads National Bank became a full service branch of Raleigh, all as further described in the Form S-4 Registration Statement, Registration No. 33-20986, filed with the Securities and Exchange Commission on March 31, 1988, and declared effective on April 12, 1988.

Greenbrier and Marlinton were acquired by Horizon on March 31, 1993, through a merger between Allegheny Bankshares Corporation and Horizon Bancorp, Inc. Under the agreement of merger, shareholders of Allegheny Bankshares Corporation received 1.2566 shares of Horizon Bancorp common stock for each share of Allegheny Bankshares previously held by them. As a result of this transaction, approximately 950,000 shares of Horizon Bancorp common stock was issued. A Form S-4 Registration Statement, Registration No. 33-56608, was filed with the Securities and Exchange Commission on December 31, 1992.

As of December 31, 1994, Horizon had approximate consolidated assets of $569,935, deposits of $483,555 and shareholders' equity of $63,582.

The Bank of Raleigh, the principal subsidiary bank of Horizon, was originally chartered in 1899 as a state banking corporation with the name "Bank of Raleigh." It has conducted banking operations in Beckley, West Virginia, continuously since that time. In 1957, Beckley Industrial Savings and Loan Company merged into Raleigh, with Raleigh surviving the merger. As described above, Crossroads National Bank, Bradley, West Virginia, merged with and into Raleigh during 1988, and Crossroads' former offices are now operated as a branch of Raleigh.

Summers was incorporated in 1895 as a state banking corporation under the laws of the State of West Virginia with the name "The Bank of Summers." Summers opened for business in 1895 and operated as a state bank under the laws of the State of West Virginia from that date until 1906, when the Bank obtained a national charter and assumed its present name, "National Bank of Summers."

Greenbrier was incorporated in 1901 as a national banking association with the name of "First National Bank of Alderson." An Agreement to Consolidate and Plan of Reorganization dated February 12, 1985, as amended by Amendment dated October 24, 1985, among Allegheny Bankshares Corporation, Greenbrier Valley Bank and First National Bank of Alderson ("Agreement; Plan of Reorganization") was entered into whereby Greenbrier Valley Bank was consolidated with First
National Bank of Alderson and formed a new bank under the charter of First National Bank of Alderson and the title of Greenbrier Valley
National Bank.

Marlinton was incorporated in 1902 as a national banking association under the laws of the United States.

The Board of Directors of Horizon has discussed the implementation of a dividend reinvestment plan for Horizon's shareholders. The purpose of the plan would be to provide Horizon's shareholders with a convenient means of purchasing additional shares of common stock of Horizon through the investment of dividends. All shareholders would be eligible to participate in the plan. The plan would be voluntary, and all maintenance and transaction costs would be paid by Horizon. The plan has not yet been, and there is no assurance it will be, formally adopted.

The Board of Directors of Horizon has authorized the development of a share repurchase plan for Horizon's common shares. If the plan is imple-mented, shares repurchased will be used for various corporate purposes such as the exercise of stock options, for employee stock ownership plans, stock dividends and dividend reinvestment plans. The dollar amount and other features of the program have not been determined and there is no assurance the program will be implemented.

FUTURE ACQUISITIONS AND EXPANSIONS

Horizon, through two of its subsidiary banks, has entered into purchase and assumption agreements with Huntington National Bank West Virginia ("Huntington") under which Horizon's subsidiary banks will purchase certain assets and assume certain liabilities of Huntington.

Under the agreements, assets acquired total approximately $18,276 as of September 30, 1994. Greenbrier will acquire the Huntington office located at Fairlea, Greenbrier County with assets of approximately $4,627 as of September 30, 1994. Raleigh will acquire Huntington offices at Sophia and Beaver, Raleigh County, and at Oak Hill in Fayette County. The assets of these offices acquired by Raleigh totaled approximately $13,649 as of September 30, 1994.

Horizon has no current plans, arrangements or understandings to acquire any other banking or banking-related businesses at this time.

EMPLOYEES

At the close of 1994, Horizon Bancorp had 249 full-time equivalent employees.

COMPETITION

Bank of Raleigh's primary market area is generally defined as Raleigh County, West Virginia. As of December 31, 1994, there were four banks operating in Raleigh County. Total deposits of the commercial banks in Raleigh County at year end were $732,962, and Bank of Raleigh ranked second with 32.58% of the total deposits in Raleigh County. Bank of Raleigh's largest competitor in the market area reported total deposits of $291,462 and the smallest competitor in the market area had total deposits of $40,715.

Five new banks have been chartered in Raleigh County since 1970. In addition, one federally-chartered savings and loan association has opened since 1980. Total deposits for Bank of Raleigh, however, have increased from the 1993 year-end level of $224,203 to a December 31, 1994 level of $235,899.

The primary market area of National Bank of Summers is generally defined as Summers County, West Virginia. Bank of Raleigh and National Bank of Summers do not operate in the same general market area. As of December 31, 1994, there were two banks operating in Summers County with total deposits of approximately $119,778. National Bank of Summers had total deposits of $61,437 as of December 31, 1994, and the other bank in the market area had total deposits of approximately $58,341 as of that date. Summers ranked first with 51.29% of total deposits.

The primary market area of Greenbrier Valley National Bank is generally defined as Greenbrier County, West Virginia. Greenbrier's market area is served by six financial institutions. These institutions include One Valley Bank, a wholly-owned subsidiary of a state-wide multi-bank holding company. As of December 31, 1994, total deposits at these six financial institutions were approximately $418,171. Greenbrier is the largest of these six banks with 33.76% of the deposits in Greenbrier County. Greenbrier had total deposits of $141,163 as of December 31, 1994, and the other banks within the market area had total deposits of approximately 66.24% as of that date.

First National Bank in Marlinton's primary market area is generally defined as Pocahontas County, West Virginia. There are two commercial banks within Marlinton's market area. As of December 31, 1994, total deposits at these two commercial banks were approximately $92,484.

Horizon banks are subject to competition from less heavily regulated entities such as brokerage firms, money market mutual funds, consumer finance and credit card companies and other financial services companies. For instance, savings banks, savings and loan associations, credit unions, and issuers of commercial paper compete for funds and loans. In addition, personal and corporate trust and investment counseling services are offered by insurance companies, investment counseling firms and other firms and individuals.

Until 1992, the various banks and bank holding companies operating in West Virginia were predominantly owned by shareholders in West Virginia and were financed by operations arising principally in West Virginia. During 1992, BancOne Corp., the seventh largest bank holding company in the United States, executed an Agreement with Key Centurion Bancshares, Inc., the largest bank holding company in the State, which provided for the acquisition of all of the outstanding stock of Key Centurion. Also in 1993, Huntington Bancshares, Incorporated consummated the acquisition of Commerce Banc Corporation.

In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this

Act, absent action to opt out or limit interstate branching by the West Virginia Legislature, interstate branch banking may occur after June 1, 1997. The states are permitted: i) to opt into interstate branch banking prior to June 1, 1997;
ii) to opt out of interstate branch banking prior to that date; iii) to allow only acquisition of branches; iv) to opt into de novo interstate branch banking; or v) to allow the acquisition of a branch of a bank without acquiring the bank itself. It is too early to determine what response, if any, will be adopted by the West Virginia Legislature in 1996. In the event that interstate branch banking does become permissible in West Virginia, the effect will likely be an increase in competition with out-of-state banks and bank holding companies.

SUPERVISION AND REGULATION

Horizon is a bank holding company within the provisions of the Bank Holding Company Act of 1956, is registered as such and is subject to supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve"). Horizon is also a registered bank holding company within the provisions of the West Virginia Bank Holding Company laws (W.Va. Code 31A-8A-1 et seq.) ("West Virginia Act"), and is subject to the supervision of the West Virginia Board of Banking and Financial Institutions ( Board of Banking ) and Commissioner of Banking. The Bank Holding Company Act and the West Virginia Act require Horizon to secure the prior approval of the Federal Reserve and the Board of Banking before Horizon acquires ownership or control of more than 5% of the voting shares or substantially all of the assets of any institution, including another bank. In addition, the West Virginia Act prohibits a depository institution, including a bank holding company, from controlling more than 20% of the total deposits of all depository institutions in West Virginia.

As a bank holding company, Horizon is required to file with the Federal Reserve and the Commissioner of Banking annual reports and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act and the Banking Commissioner may require under the West Virginia Act. The Federal Reserve and the Banking Commissioner may also make examinations of Horizon and any or all of its subsidiaries. Further, under Section 106 of the 1970 Amendments to the Bank Holding Act and the regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or any provision of credit, sale or lease of property or furnishing of services. In addition, pursuant to the United States Code, Horizon is considered an affiliate of the Banks and, as such, the Banks are subject to statutory limitations in extending credit to, or investing funds, in Horizon, and in accepting Horizon's securities or other obligations as collateral for any advances made by the Banks to any other entity or person.

Horizon Bancorp is required to register annually with the Commissioner of Banking of West Virginia ("Commissioner") and to pay a registration fee to the Commissioner based on the total deposits in the banks with respect to which Horizon is a bank holding company. The registration fee is limited to ten dollars per million dollars in deposits rounded off to the nearest million dollars. Horizon is also under the regulatory control of the Commissioner.

The operations of Raleigh are subject to federal and state statutes, which apply to state-chartered banks and to non-members of the Federal Reserve. Raleigh's operations are also subject to regulations of the Board of Banking, the Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC").

The primary supervisory authorities of Raleigh are the FDIC and the Commissioner of Banking. The FDIC and Banking Commissioner regularly examine such areas as reserves, loans, investments, management practices and other aspects of Raleigh's operations. Independent of those examinations, both supervisory authorities also conduct regular examinations of Raleigh's Trust Department. These examinations are designed for the protection of Raleigh's depositors and not for its shareholders. In addition to these regular examinations, Raleigh must furnish to the FDIC and the Board of Banking quarterly reports containing a full and accurate statement of its affairs.

The operations of Greenbrier, Marlinton and Summers are subject to federal and state statutes which apply to national banks and to members of the Federal Reserve. Greenbrier's, Marlinton's and Summers' operations are also subject to regulations of the FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency ("Comptroller").

The primary supervisory authority of Greenbrier, Marlinton and Summers is the Comptroller, which regularly examines such areas as reserves, loans, investments, management practices, and other aspects of its affairs.

The Banks are members of the FDIC, and their deposits are insured as provided by law. Raleigh is not a member of the Federal Reserve System.

In addition to the effect of general economic conditions, the earnings of the Bank are affected by the fiscal and monetary policies of the Federal Reserve, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. The techniques used by the Federal Reserve include setting the reserve requirements of member and nonmember banks, establishing interest rates on time and savings deposits and the discount rate on member bank borrowings, and conducting open market operations in United States government securities to exercise control over the supply of money and credit.

The policies of the Federal Reserve have a direct and indirect effect on the amount of bank loans and deposits, and the interest rates charged and paid thereon. While the impact of current economic conditions and the policies of the Federal Reserve and other regulatory authorities designed to deal with these conditions upon the future business and earnings of the Banks cannot be accurately predicted, those policies can materially affect the revenues and income of commercial banks.

STATISTICAL DISCLOSURE BY BANK  HOLDING COMPANIES

Statistical disclosures required by bank holding companies are included in "Five-Year Selected Financial Summary" on page 5 and in "Management's Discussion and Analysis of Operations" set forth on pages 5 through 23 of Horizon's Annual Report to Shareholders for the fiscal year ended December 31, 1994. That information is incorporated herein by reference.

ITEM 2. PROPERTIES

Horizon Bancorp's principal office is located in the Bank of Raleigh at One Park Avenue, Beckley, West Virginia. Bank of Raleigh has a full-service branch consisting of the former offices of Crossroads National Bank at the Crossroads Mall, Bradley, West Virginia. In addition, a full-service branch is located at the corner of Main and Kanawha Streets, Beckley, West Virginia.

The operations of National Bank of Summers are conducted at 123 Temple Street in Hinton, West Virginia. National Bank of Summers operates, in addition to its main office, a full-service branch facility at Country Roads Plaza on Stokes Drive.

Greenbrier Valley National Bank's main office is located at 109 South Jefferson Street, Lewisburg, West Virginia. Greenbrier has three full service branch offices located in Alderson, Rainelle and Rupert, West Virginia.

The principal office of First National Bank in Marlinton is located at 300 Eighth Street, Marlinton, Pocahontas County, West Virginia. Marlinton owns its office facility in Marlinton.

Horizon also offers services to its customers at various locations within the service area through automated teller machines. The automated teller machines permit customers to make deposits, withdrawals, and loan payments at these locations, and the banks have joined a regional network, linking other machines in the region.

ITEM 3. LEGAL PROCEEDINGS

The Banks and Horizon are involved in various legal proceedings arising in the normal course of business. It is anticipated that the ultimate resolution of these proceedings will not have a material adverse effect on the financial position or operations of Horizon or the Banks.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

At March 1, 1995, the total number of holders of Horizon's common stock was 2,175.

The section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Market and Dividend Information" on page 23 of Horizon's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Table 1, "Five-Year Selected Financial Summary," on page 5 of Horizon's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained on pages 5 through 23 of Horizon's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained on pages 26 through 41 of Horizon's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the sections "Management Nominees to the Board of Directors," "Executive Officers of Horizon," and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" on pages 4 through 6, page 8, and page 17, respectively, of Horizon's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders are incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in the sections "Executive Compensation" on pages 11 through 16, "Compensation of Directors" on page 16, and "Directors Defined Compensation Plans" on pages 16 through 17 of Horizon's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders are incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the sections "Principal Owners of Horizon Common Stock" and "Security Ownership of Management" on pages 8 through 10 of Horizon's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders are incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in the sections "Transactions With Management and Others" and "Compensation Committee Interlocks and Insider Participation" on page 17 of Horizon's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders is incorporated by reference herein.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)Financial Statements-Pages 26 through 41 of Horizon's 1994 Annual Report to Shareholders is incorporated herein by reference.

   (2) Financial Statement Schedules-All financial statement schedules are presented in the Consolidated Financial Statements or related notes.

(b) None.

(c) Exhibits

   (3) Articles of Incorporation and Bylaws-Exhibits 3(a) and (c) were filed as part of Horizon's S-14 Registration Statement, Registration No. 2-287946, on October 4, 1983 and are incorporated herein by reference. Exhibit 3(b) was filed as part of Horizon's 1983 Annual Report on Form 10-K and is incorporated herein by reference. Exhibit 3(b)(ii) was filed as part of Horizon's 1985 Annual Report on Form 10-K and is incorporated herein by reference.

   (11) Statement Re: Computation of Earnings Per Share.

   (13) Portions of Horizon's 1994 Annual Report to Shareholders which have been specifically incorporated by reference herein.

   (16) Letter concerning change in certifying accountant - the letter concerning the change in the certifying accountant was filed as exhibit (16) to Horizon's form 10-K for the fiscal year ended December 31, 1992, and is incorporated herein by reference.

   (22) Subsidiaries of Registrant -

Bank of Raleigh, a state banking corporation wholly owned by registrant.

National Bank of Summers, a national banking corporation wholly owned by registrant.

Greenbrier Valley National Bank, a national banking corporation wholly owned by registrant.

First National Bank in Marlinton, a national banking corporation wholly owned by registrant.

   (23.1) /s/ Consent of Ernst & Young LLP

   (23.2) /s/ Consent of Mason & Bashaw

   (23.3) /s/ Consent of Arnett & Foster

   (27) Financial Data Schedule

This schedule contains summary financial information extracted from the December 31, 1994, consolidated financial statements and notes and is qualified in its entirety by reference to such financial statements.

   (99)   Additional Exhibits

   (99.1) Report of Independent Auditors -- Mason & Bashaw for year ended
          December 31, 1992.

   (99.2) Report of Independent Auditors -- Arnett & Foster for year ended
          December 31, 1992.

   (99.4) Portions of Horizon's 1994 Proxy Statement to Shareholders which have been specifically incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 1995.

                              HORIZON BANCORP, INC.

By: /s/ Frank S. Harkins, Jr.
----------------------------------------------------
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 1995.

/s/ Frank S. Harkins, Jr.
----------------------------------------------------
Chairman of the Board
(Principal Executive Officer)

/s/ Philip L. McLaughlin
----------------------------------------------------
President and Chief Executive Officer

/s/ David W. Hambrick
----------------------------------------------------
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ E. M. Payne III
----------------------------------------------------
Secretary

/s/ John M. Alderson IV
----------------------------------------------------
Director

/s/ W. H. File III
----------------------------------------------------
Director

/s/ Paul E. Hess, Jr.
----------------------------------------------------
Director

/s/ John C. Horton, Jr.
----------------------------------------------------
Director

/s/ Tracy W. Hylton II
----------------------------------------------------
Director

/s/ William E. Kane
----------------------------------------------------
Director

/s/ H. L. Kirkpatrick
----------------------------------------------------
Director

/s/ Robert L. Kosnoski
----------------------------------------------------
Director

/s/ Thomas E. Lilly
----------------------------------------------------
Director

/s/ Dr. Paul H. Loflin
----------------------------------------------------
Director

/s/ Carolyn H. McCulloch
----------------------------------------------------
Director

/s/ Beulah D. Moore
----------------------------------------------------
Director

/s/ Harper W. Nelson
----------------------------------------------------
Director

/s/ Rodney H. Pack
----------------------------------------------------
Director

/s/ R. T. Rogers
----------------------------------------------------
Director

/s/ James E. Songer
----------------------------------------------------
Director

/s/ Albert M. Tieche, Jr.
----------------------------------------------------
Director

/s/ E. A. Tuckwiller, Jr.
----------------------------------------------------
Director

/s/ Munir S. Yarid
----------------------------------------------------
Director

------------------------------------------------------------------------------
TABLE OF CONTENTS
------------------------------------------------------------------------------

  Consolidated Financial Highlights ..................   1
  Letter to Our Shareholders, Customers and Friends ..   2
  Management's Discussion & Analysis of  Financial
    Condition and Results of  Operations .............   5
  Report of Independent Auditors .....................  24
  Consolidated Financial Statements ..................  26
  Notes to Consolidated Financial Statements .........  30
  Shareholders' Information ..........................  42
  Directors, Horizon Bancorp, Inc.  and Affiliates ...  43
  Additional Information .............................  44

------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL HIGHLIGHTS
------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Data)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1994            1993
                                                              ------------    ------------
FOR THE PERIOD ENDED
  Net Interest Income ......................................   $ 26,644         $ 25,381
  Non Interest Income ......................................      2,447            2,506
  Net Income ...............................................      6,971            6,519
  Cash Dividends ...........................................      2,752            2,555

PER SHARE DATA
  Net Income ...............................................   $   2.46         $   2.30
  Cash Dividends Declared ..................................       0.97             0.93
  Year-end Book Value ......................................      22.43            21.39

SELECTED AVERAGE BALANCES
  Total Assets .............................................   $563,564         $550,174
  Net Loans ................................................    362,027          331,948
  Investment Securities ....................................    159,942          173,993
  Earning Assets ...........................................    535,235          524,951
  Deposits .................................................    477,511          469,655
  Shareholders' Equity .....................................     61,767           58,431

SELECTED BALANCES AT YEAR-END
  Total Assets .............................................   $569,935         $555,671
  Net Loans ................................................    370,582          343,539
  Investment Securities ....................................    155,150          170,359
  Earning Assets ...........................................    531,082          522,196
  Deposits .................................................    483,555          472,415
  Shareholders' Equity .....................................     63,582           60,637

SELECTED RATIOS
  Return on Average Equity .................................      11.29%           11.16%
  Return on Average Assets .................................       1.24%            1.18%
  Net Interest Margin  (Taxable Equivalent) ................       5.20%            5.00%
  Net Charge-offs to Average Net Loans .....................       0.23%            0.29%
  Average Equity to Average Assets .........................      10.96%           10.62%
  Risk-based Capital:
   Tier I Capital to Risk-Adjusted Assets ..................      17.86%           18.72%
   Total Capital to Risk-Adjusted Assets ...................      19.65%           20.49%
   Leverage ................................................      11.19%           10.90%

--------------------------------------------------------------------------------
 LETTER TO OUR SHAREHOLDERS, CUSTOMERS AND FRIENDS
--------------------------------------------------------------------------------
PHILIP L. MCLAUGHLIN                        FRANK S. HARKINS, JR.
  President and Chief                       Chairman of the Board
   Executive Officer
      [PHOTO]                                      [PHOTO]


DEAR HORIZON  SHAREHOLDERS:

  Horizon enjoyed another very successful year and we are pleased to provide this report which reflects increased earnings and positive changes in other performance measures. Horizon has continued to achieve strong financial performance, to improve asset quality and to maintain sound capital.

  Net income increased to $6.97 million or $2.46 per share in 1994, an increase of 6.9% from $6.52 million or $2.30 per share earned in 1993. This represents a return on average assets (ROA) of 1.24% and a return on average equity (ROE) of 11.29%. The enhanced earnings resulted from a combination of an increased interest margin and a lower provision for loan losses reflecting improvements in asset quality.

  The net yield on average earning assets increased to 5.2% in 1994 from 5.0% in 1993, largely due to a 7.9% increase in net loans and improved management of our net interest margin. Loans grew moderately in 1994, primarily in residential mortgages, with total net loan balances increasing to $370.6 million at December 31, 1994 from $343.5 million at December 31, 1993.

  Asset quality improved in 1994 with non-performing assets declining to $3.83 million at December 31, 1994 from $8.65 million at year-end 1993. In addition, net charge-offs as a percentage of average loans declined to 0.23% in 1994 from 0.29% in 1993. The provision for loan losses declined to $1.53 million in 1994 from $1.96 million in 1993 and at December 31, 1994 the allowance for loan losses was 1.68% of total loans outstanding.

  Shareholder equity increased 4.9% during 1994 to $63.6 million, or $22.43 per share, representing an average equity to average asset ratio of 10.96%. Your cash dividend was increased in 1994 to $0.97 per share from $0.93 in 1993, an increase of 4.3%. The cash dividend paid represents 39.5% of earnings and reflects Horizon's policy of maintaining a balance between regular dividend increases and reinvesting earnings for future growth.

  We encourage you to read the "Management's Discussion and Analysis" section of this report for a more complete explanation of your company's financial performance.

 Horizon's philosophy is to achieve, through the affiliation of community banks, improved financial performance by seeking efficiencies in those areas not apparent to customers while maintaining strong community and customer service orientation. We are committed to the community bank concept, with its emphasis on building customer relationships, access by customers to decision makers and strong community involvement of bank boards and employees. We continue to seek technological enhancements which achieve operational efficiencies while improving service levels. We have, for example, made a major commitment to imaging technology which will offer a wide range of service improvements to our customers while creating operational and marketing efficiencies.

  While enhancement of shareholder value remains our primary focus, we remain committed to fulfilling the financial needs of the communities our banks serve in a manner superior to that of our competitors.

  In accordance with the board retirement policy, Horizon will lose three long-term and valuable board members in 1995. H. L. Kirkpatrick, Paul H. Loflin and Munir S. Yarid, all accomplished and dedicated directors, will retire from the board after distinguished service for many years. We appreciate their wisdom and counsel, and will miss their dedication and support to Horizon and to the individual banks which they have faithfully served.

  We anticipate that 1995 will be another rewarding year, and we are optimistic about Horizon's future.

 Sincerely,



 /S/                            /S/
 ---------------------          --------------------
 Frank S. Harkins, Jr.          Philip L. McLaughlin
 Chairman                       President and CEO


                                    [CHART]

                                   FINANCIAL
                                    SUMMARY
                                       &
                                     REVIEW





                             HORIZON BANCORP, INC.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion is provided to assist readers of the consolidated financial statements in understanding the operating performance of Horizon Bancorp, Inc. ("Horizon"). For a more complete understanding, reference is made to the consolidated financial statements, notes to the consolidated financial statements, and other information presented elsewhere in this report.

Horizon Bancorp, Inc. is a bank holding company headquartered in Beckley, West Virginia. Its banking subsidiaries are Bank of Raleigh, First National Bank in Marlinton, Greenbrier Valley National Bank, and National Bank of Summers. Horizon Bancorp's subsidiaries engage in commercial banking activities which provide financial and trust services to individuals and commercial customers primarily located in Greenbrier, Pocahontas, Raleigh, and Summers Counties of West Virginia.

Throughout the following discussion, dollars are expressed in thousands, except per share data.

                                                             TABLE 1
                                              FIVE-YEAR SELECTED FINANCIAL SUMMARY
                                      ----------------------------------------------------
                                        1994       1993       1992       1991       1990
                                      ----------------------------------------------------
OPERATING RESULTS:
  Interest Income                     $ 41,217   $ 40,647   $ 42,609   $ 45,199   $ 45,996
  Interest Expense                      14,573     15,266     18,735     23,879     26,462
  Net Interest Income                   26,644     25,381     23,874     21,320     19,534
  Provision for Loan Losses              1,525      1,955      2,069      2,754      1,848
  Noninterest Income                     2,447      2,506      2,598      2,214      2,195
  Noninterest Expense                   17,394     16,353     15,392     14,707     13,740
  Provision for Income Taxes             3,201      3,060      2,851      1,627      1,680
  Net Income                             6,971      6,519      6,160      4,446      4,461

PER SHARE OF COMMON STOCK:
  Net Income                          $   2.46   $   2.30   $   2.17   $   1.55   $   1.55
  Dividends Declared                      0.97       0.93       0.85       0.75       0.72
  Book Value                             22.43      21.39      19.98      18.36      17.59

AVERAGE BALANCE SHEET SUMMARY:
  Loans, Net of Unearned Income       $362,027   $331,948   $307,542   $273,449   $262,446
  Investment Securities                159,942    173,993    175,152    185,882    180,643
  Total Assets                         563,564    550,174    530,144    506,783    500,370
  Deposits                             477,511    469,655    452,690    432,274    424,790
  Long-Term Borrowings                     266        800      1,400      2,150      2,453
  Shareholders' Equity                  61,767     58,431     54,929     51,880     49,361

KEY FINANCIAL RATIOS:
  Average Equity to Average Assets       10.96%     10.62%     10.36%     10.24%      9.86%
  Return on Average Assets                1.24%      1.18%      1.16%      0.88%      0.89%
  Return on Average Equity               11.29%     11.16%     11.21%      8.57%      9.04%
  Dividends Declared as a Percent
    of Net Income                        39.48%     39.19%     34.50%     43.61%     42.08%
  Average Loans to Average Deposits      75.82%     70.68%     67.94%     63.26%     61.78%

MANAGEMENT'S DISCUSSION & ANALYSIS

EARNINGS SUMMARY

Horizon's net income of $6,971 in 1994 increased $452 or 6.93% over 1993's total of $6,519. This increase in net income for 1994 is attributable to growth of approximately $13,390 in average assets and an increase in the net interest margin. Improvement in asset quality resulted in decreased charge-offs and, accordingly, the provision for loan losses decreased by $430 or 21.99%. Horizon's net income in 1993, $6,519, increased $359 or 5.83% over 1992's earnings of $6,160 due to an increased net interest margin and growth in average assets.

A five-year summary of net income and other financial highlights is presented in Table 1.

                               EARNINGS PER SHARE

                                    [CHART]

Earnings per share was $2.46 for the year ended December 31, 1994, compared to $2.30 for the year ended December 31, 1993, and $2.17 for the year ended December 31, 1992. Dividends per share were $0.97 for the year ended December 31, 1994, compared to $0.93 for 1993 and $0.85 for 1992.

Return on average assets (ROA) measures how effectively Horizon utilizes its assets to produce net income while return on average equity (ROE) measures the amount of income earned relative to the amount of shareholders' investment in Horizon. Horizon's ROA increased to 1.24% for the year ended December 31, 1994, compared to 1.18% and 1.16% for the years ended December 31, 1993 and 1992. For the year ended December 31, 1994, Horizon's ROE totaled 11.29% compared to 11.16% and 11.21% for the years ended December 31, 1993 and 1992.

MERGER ACTIVITY

On March 31, 1993, Horizon effected a business combination with Allegheny Bankshares Corporation by exchanging 949,840 shares of Horizon common stock for all of the outstanding common stock of Allegheny. The combination resulted in the addition of five banking offices and approximately $205,000 in assets.

RETURN ON AVERAGE ASSETS                         RETURN ON AVERAGE EQUITY

        [CHART]                                           [CHART]

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME

Horizon's net interest income represents the excess of interest earned on loans, investment securities and other interest-earning assets over the interest incurred on deposits and borrowings and constitutes the Company's largest source of earnings. Net interest income is influenced by the volume and relative yield (or cost) of earning assets and interest-bearing liabilities as well as the relative sensitivity of such assets and liabilities to changes in interest rates. Interest income is presented and discussed in this section on a fully tax-equivalent basis, as indicated in the Distribution of Average Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential located in Table 2. Table 2 presents the Company's average interest-earning assets and interest-bearing liabilities, the related income and expenses and average yields and rates on earning assets and interest-bearing liabilities. The "taxable-equivalent basis" adjustment has been included in interest income to reflect the level of income had income on obligations of state and political subdivisions exempt from income tax been taxable, at a tax rate of 34.0%, for all periods reported.

Net interest income on a taxable equivalent basis rose to $27,799 for the year ended December 31, 1994, from $26,361 reported for the year ended December 31, 1993, an increase of 5.46%. This compares to an increase of $1,847 or 7.53% for 1993. Horizon's net interest margin for 1994 increased to 5.20% from 5.00% and 4.90% during 1993 and 1992. Changes in the volume of average earning assets, in particular loans, contributed to net interest income growth in 1994. Increased net interest income due to volume changes resulted from growth of average earning assets of 1.96% in 1994 and 4.65% in 1993. These increases were partially offset by volume increases in average interest-bearing liabilities of 0.98% in 1994 and 3.01% in 1993. Volume changes of this nature will increase net interest income because of the spread between the yield earned on earning assets and the rate paid on interest-bearing liabilities.

Horizon's average interest rate spread expanded from 4.10% in 1992 to 4.30% in 1993 to 4.50% in 1994. The interest rate spread expanded in 1994 because the weighted average rate on interest-bearing liabilities declined 20 basis points. Horizon is generally liability sensitive; throughout 1994 management emphasized special term deposit instruments to offset rising market rates. Also, loans, which are Horizon's highest yielding asset, expanded as a percentage of earning assets from 63.23% in 1993 to 67.64% in 1994.

Horizon's average interest-earning assets increased $10,284 or 1.96% from 1993 to 1994 and $23,307 or 4.65% from 1992 to 1993. The percentage of earning assets funded by interest-bearing liabilities dropped from 81.33% in 1993 to 80.55% in 1994. This factor favorably affected net interest income. Average loans, net of unearned income, grew $30,079 or 9.06% in 1994 compared to growth of $24,406 or 7.94% in 1993. This change represents both a cyclical increase reflecting current economic activity as well as efforts by management to extend its market share in commercial and real estate loans, both of which show increases. Increases in loans have been partially funded by decreases in investment securities. During 1994, average investment securities declined $14,051 or 8.08% following a decline of $1,159 or 0.66% in 1993. Average federal funds sold declined $4,207 or 25.48% in 1994 and increased $1,219 or 7.97% in 1993. During 1994, management made efforts to draw down the average balance of federal funds sold and place these funds into higher-yielding assets. Average interest-bearing deposits with other banks declined $1,537 or 61.48% in 1994 and $1,159 or 31.68% in 1993.

Average interest-bearing liabilities increased $4,186 or 0.98% in 1994 and $12,468 or 3.01% in 1993. During this period, Horizon attracted additional deposits due to core growth, and customers gradually shifted their funds from certificates of deposit to accounts with more liquidity, savings and demand deposits, due to the interest rate environment prevailing during the period. Average short-term borrowings, principally repurchase agreements, increased $2,651 or 16.68% in 1994 following an average balance decrease of $586 or 3.56% in 1993. Average long-term borrowings declined $534 or 66.75% in 1994 and $600 or 42.86% in 1993. These borrowings were associated with the acquisition of a subsidiary bank and were paid-off during 1994.

Table 2 summarizes the composition of average interest-earning assets and average interest-bearing liabilities, along with the related income or expense and the weighted average yield or cost of such funds. Table 3 summarizes changes in interest income and expense by rate and volume.

MANAGEMENT'S DISCUSSION & ANALYSIS

                                                                                 TABLE 2
                                                      DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS'
                                                            EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL
                                                                        (In thousands of dollars)
                                        --------------------------------------------------------------------------------------
                                                    1994                          1993                          1992
                                        --------------------------------------------------------------------------------------
                                        AVERAGE    INCOME/            AVERAGE    INCOME/            AVERAGE    INCOME/
                                        BALANCE    EXPENSE     RATE   BALANCE    EXPENSE     RATE   BALANCE    EXPENSE    RATE
                                        --------------------------------------------------------------------------------------
ASSETS

Interest-earning assets:
Interest-bearing deposits
  with other banks                      $    963   $    87     9.0%   $  2,500   $   238     9.5%   $  3,659   $   328     9.0%
Federal funds sold                        12,303       521     4.2      16,510       505     3.1      15,291       529     3.5
  Investment securities:
    Taxable                              119,129     7,405     6.2     143,244     9,635     6.7     153,967    11,748     7.6
    Exempt from federal
      taxes (1)                           40,813     3,139     7.7      30,749     2,611     8.5      21,185     2,027     9.6
                                        --------------------------------------------------------------------------------------
             Total investment
                   securities            159,942    10,544     6.6     173,993    12,246     7.0     175,152    13,775     7.9
                                        --------------------------------------------------------------------------------------
  Loans, net of unearned
    income (1) (2)                       362,027    31,220     8.6     331,948    28,638     8.6     307,542    28,617     9.3
                                        --------------------------------------------------------------------------------------
      Total earning assets
      and interest income                535,235    42,372     7.9     524,951    41,627     7.9     501,644    43,249     8.6
                                        --------------------------------------------------------------------------------------
  Noninterest-earning assets:
  Cash & due from banks                   15,183                        14,268                        14,185
  Bank premises & equipment                6,996                         6,899                         6,961
  Other assets                            12,062                         9,009                        11,455
  Less: Allowance for loan
    losses                                (5,912)                       (4,953)                       (4,101)
                                        --------------------------------------------------------------------------------------
                 Total assets           $563,564                      $550,174                      $530,144
                                        ======================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
  Interest-bearing demand
    deposits                            $ 90,584   $ 2,464     2.7%   $ 87,078   $ 2,490     2.9%   $ 64,643   $ 2,309     3.6%
  Savings deposits                       131,095     3,910     3.0     119,760     4,049     3.4     111,662     4,512     4.0
   Certificates of deposit               190,657     7,650     4.0     203,429     8,203     4.0     220,308    11,296     5.1
                                        --------------------------------------------------------------------------------------
                 Total interest-
                bearing deposits         412,336    14,024     3.4     410,267    14,742     3.6     396,613    18,117     4.6
                                        --------------------------------------------------------------------------------------
Short-term borrowings                     18,548       524     2.8      15,897       476     3.0      16,483       523     3.2
Long-term borrowings                         266        25     9.4         800        48     6.0       1,400        95     6.8
                                        --------------------------------------------------------------------------------------
          Total interest-bearing
          liabilities & interest
                      expense            431,150    14,573     3.4     426,964    15,266     3.6     414,496    18,735     4.5
                                        --------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
  Demand deposits                         65,175                        59,388                        56,077
   Other                                   5,472                         5,391                         4,642
                                        --------------------------------------------------------------------------------------
               Total liabilities         501,797                       491,743                       475,215
                                        --------------------------------------------------------------------------------------
Shareholders' equity                      61,767                        58,431                        54,929
                                        --------------------------------------------------------------------------------------
           Total liabilities and
            shareholders' equity        $563,564                      $550,174                      $530,144
                                        ======================================================================================
NET INTEREST INCOME                                $27,799                       $26,361                       $24,514
NET YIELD ON EARNING ASSETS                                    5.2%                          5.0%                          4.9%
                                        ======================================================================================

(1) Fully taxable equivalent using the rate of 34%.
(2) Nonaccrual loans are included in average balances.

                                                             TABLE 3
                                     CHANGES IN INTEREST MARGIN ATTRIBUTABLE TO RATE & VOLUME
                                  --------------------------------------------------------------
                                          1994 VS. 1993                   1993 VS. 1992
                                        DUE TO CHANGES IN               DUE TO CHANGES IN
                                   VOLUME     RATE      TOTAL     VOLUME      RATE        TOTAL
                                  --------------------------------------------------------------
Earning assets:
Interest-bearing deposits
  with other banks                $  (139)   $ (12)   $  (151)    $ (107)    $    17     $   (90)
Federal funds sold                   (145)     161         16         41         (65)        (24)
Investment securities:
  Taxable                          (1,545)    (685)    (2,230)      (782)     (1,331)     (2,113)
  Exempt from federal
    taxes                             792     (264)       528        837        (253)        584
                                  --------------------------------------------------------------
             Total investment
                   securities        (753)    (949)    (1,702)        55      (1,584)     (1,529)
                                  --------------------------------------------------------------
Loans                               2,582       --      2,582      2,221      (2,200)         21
                                  --------------------------------------------------------------
     Total interest earned on
      interest-earning assets       1,545     (800)       745      2,210      (3,832)     (1,622)
                                  --------------------------------------------------------------
Interest-bearing liabilities:
Interest-bearing demand
  deposits                            119     (145)       (26)       697        (516)        181
Regular savings                       365     (504)      (139)       286        (749)       (463)
Certificates of deposit              (553)      --       (553)      (811)     (2,282)     (3,093)
Short-term borrowings                  80      (32)        48        (17)        (30)        (47)
Long-term borrowings                  (42)      19        (23)       (37)        (10)        (47)
                                  --------------------------------------------------------------
          Total interest paid
          on interest-bearing
                  liabilities         (31)    (662)      (693)       118      (3,587)     (3,469)
                                  --------------------------------------------------------------
          Net interest income     $ 1,576    $(138)   $ 1,438     $2,092     $  (245)    $ 1,847
                                  ==============================================================

The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

Noninterest income represents all sources of income generated by Horizon other than from interest on earning assets. Noninterest income decreased in 1994 by $59 or 2.35% due to the change in investment securities gains and losses (losses of $187 in 1994 as compared to gains of $77 in 1993). The majority of these losses were incurred due to a restructuring of the investment portfolio using a strategy designed to take advantage of the purchase of higher yielding investments. Losses on securities transactions were partially offset by increases in service charges and fees and fees from trust services. Service charges and fees increased by $172 or 10.68% due to a higher level of deposits and increased transactions being subject to these fees. Trust fees increased $45 or 13.89% due to continued growth in trust operations.

Noninterest income decreased in 1993 by $92 or 3.54%. Increases in service charges and fees and trust services were more than offset by decreases in investment securities gains and other income. Service charges and fees increased by $353 or 28.08% due to increased emphasis placed on these fees and increased transactions. Trust fees increased $82 or 33.88% due to growth in trust operations. Investment securities gains decreased $168 or 68.57% due to one-time gains recognized during 1992. Other income decreased $359 or 42.04% because of decreases in gain on sale of assets, exchange fees, insurance commissions, and other miscellaneous items.

MANAGEMENT'S DISCUSSION & ANALYSIS

                                                        TABLE 4
                                                   NONINTEREST INCOME
                                                 YEAR ENDED DECEMBER 31
                                     --------------------------------------------
                                      1994      1993     1992      1991     1990
                                     --------------------------------------------
Service Charges & Fees               $1,782    $1,610   $1,257    $1,179   $1,144
Fees From Trust Services                369       324      242       192      247
Securities Gains & Losses              (187)       77      245        12       --
Other                                   483       495      854       831      804
                                     --------------------------------------------
                             Total   $2,447    $2,506   $2,598    $2,214   $2,195
                                     ============================================

NONINTEREST EXPENSE

Noninterest expenses are frequently referred to as overhead; they are the costs which are incurred through normal operation. During 1994, total noninterest expenses increased $1,041 or 6.37% from the total expenses in 1993. This compares to an increase of $961 or 6.24% in 1993 as compared to 1992.

In 1994, salaries and employee benefits increased $134 or 1.69%. The primary reason for the increase is slight salary increases. For the year ended December 31, 1993, salaries and employee benefits increased $619 or 8.45%. Reasons for the increase in 1993 included a $90 or 25.64% increase in pension cost, a $120 rise in employee bonuses, and a $409 or 5.50% increase in salaries.

Occupancy, furniture and equipment expenses increased $236 or 12.90% in 1994. This follows an increase of $113 or 6.58% in 1993. These increases are primarily due to repairs, remodeling, and the reduction in the estimated useful life of one of Horizon's bank buildings.

Data processing fees increased $192 or 22.56% in 1994 as compared to an increase of $62 or 7.86% in 1993. The primary reason for the increase in data processing is the payment of $170 to terminate an existing contract and allow for conversion, in 1995, of two subsidiary banks.

Other operating expenses increased $449 or 10.70% in 1994 as compared to 1993. This follows a $122 or 3.00% increase in 1993 when compared to 1992. Expenses of this type are subject to ongoing cost containment measures.

                                                          TABLE 5
                                                    NONINTEREST EXPENSES
                                                   YEAR ENDED DECEMBER 31
                                      -----------------------------------------------
                                        1994      1993      1992      1991      1990
                                      -----------------------------------------------
Salaries & Employee Benefits          $ 8,081   $ 7,947   $ 7,328   $ 6,576   $ 6,584
Net Occupancy                           2,066     1,830     1,717     2,070     1,932
Federal Deposit Insurance               1,059     1,042       995       896       495
Advertising                               501       488       490       485       400
Outside Data Processing                 1,043       851       789       799       748
Other                                   4,644     4,195     4,073     3,881     3,581
                                      -----------------------------------------------
                              Total   $17,394   $16,353   $15,392   $14,707   $13,740

INCOME TAXES

The effective tax rate is defined as applicable income taxes expressed as a percentage of income before income taxes. The effective tax rate was 31.47% in 1994, 31.94% in 1993, and 31.64% in 1992. The decline in the effective tax rate during 1994 was primarily the result of a higher level of tax-exempt investment securities income and the reduction in non-deductible merger expenses. Tax-exempt investment income expressed as a percentage of income before income taxes was 20.37% in 1994, 17.99% in 1993, and 16.21% in 1992. In 1993, the
effective tax rate was higher than the previous year primarily because of nondeductible merger expenses.

                                                     TABLE 6
                                            APPLICABLE INCOME TAXES
                                             YEAR ENDED DECEMBER 31
                                  -------------------------------------------
                                    1994     1993     1992     1991     1990
                                  -------------------------------------------
Income Before Income Taxes        $10,172   $9,579   $9,011   $6,073   $6,141
Applicable Income Taxes             3,201    3,060    2,851    1,627    1,680
Effective Tax Rate                  31.47%   31.94%   31.64%   26.79%   27.36%

QUARTERLY RESULTS

The results of operations for the first three quarters of 1994 have been discussed in quarterly reports to shareholders. Summarized quarterly financial data is provided in Note 16 of the Notes to Consolidated Financial Statements.

Net income for the fourth quarter of 1994 increased $124 or 8.28% over the same quarter of 1993. On a per share basis, fourth quarter earnings were $0.58 compared to $0.53 in 1993, an increase of 9.43%. The primary reasons for the improvement are a $1,036 or 15.98% increase in net interest income and a decrease of $96 or 14.08% in provision for loan losses. The increase in net interest income was due to collections on a nonaccruing loan of approximately $300 and improvement in total interest income. The decrease in the provision for loan losses was prompted by continuing improvement in credit quality as evidenced by a decrease of $4,652 in nonaccrual loans (primarily one credit relationship which was resolved with no significant loss to Horizon). Horizon recorded a $190 loss on investment sales due to a restructuring of the investment portfolio to take advantage of increasing interest rates.

BALANCE SHEET ANALYSIS

LOANS

At December 31, 1994, total loans approximated $376,910 and represented an increase of $27,720 or 7.94% from the December 31, 1993, total of $349,190. This follows an increase of $26,520 or 8.22% in 1993. Total loans comprise 66.13% of total assets on December 31, 1994, and 62.84% on December 31, 1993.

Commercial loans comprised 26.58% of total loans at December 31, 1994, and are down slightly from 26.88% at December 31, 1993. The subsidiary banks continue to employ an officer call program as a means to identify desirable small business customers.

Residential real estate loans at December 31, 1994 approximate 48.27% of total loans and are up from 44.18% at December 31, 1993. Growth in residential real estate lending is attributable to an increase in the local economy, higher demand for housing, and increased marketing efforts. Horizon currently sells real estate mortgages on the secondary market to investors and sales approximated $2,755 in 1994. Currently, $4,639 in mortgages are serviced for others under existing contracts by the subsidiary banks.

                        AVERAGE LOANS / AVERAGE DEPOSITS

                                    [CHART]

Loans to individuals for household, family, and other consumer expenditures totaled $88,418 at December 31, 1994 or 23.46% of total loans. This is a decrease of $3,396 or 3.70% from the previous year-end total of $91,814 (or 26.29% of total loans) and follows consumer loan growth of $11,332 or 14.08% in 1993. The primary reason for the decrease in 1994 was paydown of existing automobile loans and increased competition for loans of this type in the market area.

Credit card receivables, included in loans to individuals, increased $1,786 or 57.01% in 1994 following an increase of $2,574 or 69.36% in 1993. Growth in this category is attributable to development of the credit card department and issuance of a single credit card by all subsidiary banks. Horizon also engages in private label financing for a furniture and appliance retailer that totaled $4,269 at December 31, 1994. This is an increase of $1,117 or 35.44% from the December 31, 1993, total of $3,152.

MANAGEMENT'S DISCUSSION & ANALYSIS

                                                                     TABLE 7
                                                            SUMMARY OF LOANS BY TYPE
                                             ----------------------------------------------------
                                               1994       1993       1992       1991       1990
                                             ----------------------------------------------------
Commercial, financial, agricultural
  & other loans                              $100,169   $ 93,848   $ 89,500   $ 73,396   $ 69,055
Real estate - construction loans                6,385      9,266      3,180      2,375      2,007
Real estate - residential mortgage            181,938    154,262    149,508    136,205    127,204
Loans to individuals for household,
  family, & other consumer expenditures        93,119     97,025     86,873     77,897     73,880
                                             ----------------------------------------------------
                          Gross Loans         381,611    354,401    329,061    289,873    272,146
Deduct unearned income, principally on
  installment loans                             4,701      5,211      6,391      4,788      3,310
                                             ----------------------------------------------------
                          Total Loans        $376,910   $349,190   $322,670   $285,085   $268,836
                                             ====================================================

In May, 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for the Impairment of a Loan." In October, 1994, certain provisions of Statement No. 114 were amended by Statement of Financial Accounting Standards No. 118. Statement No. 114 requires that loans that are within the scope be measured based upon the present value of expected future cash flows, discounted at the loan's effective interest rate; at the loan's observable market price; or, if the loan is collateral dependent, the fair value of the collateral. Horizon will adopt Statement No. 114 effective January 1, 1995 and the adoption will not have a material impact on Horizon's financial statements.

                                                                                    TABLE 8
                                                                           MATURITY RANGES OF LOANS
                                                                            AFTER ONE
                                                           DUE IN ONE     THROUGH FIVE     DUE AFTER
                                                          YEAR OR LESS        YEARS        FIVE YEARS      TOTAL
                                                          -------------------------------------------------------
Commercial, financial, & agricultural                       $ 73,494        $ 20,572        $ 6,103      $100,169
Real estate - construction loans                               5,510             395            480         6,385
Real estate - residential mortgage                           104,291          50,171         27,476       181,938
Loans to individuals for household, family, and
  other consumer expenditures                                 34,002           52,426         6,691        93,119
                                                          -------------------------------------------------------
                                          Gross Loans       $217,297         $123,564       $40,750      $381,611
                                                          =======================================================
Loans with a predetermined interest rate due after
  one year                                                  $ 68,869
Loans with a floating interest rate due after one year      $ 95,445

INVESTMENT SECURITIES

Horizon's investment portfolio is composed of U.S. Treasury and other U.S. government agency obligations, government agency issued mortgage-backed securities, government agency issued collateralized mortgage obligations ("CMOs"), state and municipal securities, and other securities. Current policy guidelines require all purchases of securities for the investment portfolio to be rated investment grade. All CMO's are rated AAA. While obligations of states and municipalities have a higher investment risk, approximately 92% of these securities in Horizon's portfolio are investment grade or better at December 31, 1994.

The investment portfolio generally provides a source of liquidity along with opportunities to increase yields on earning assets and can also serve to manage Horizon's gap position in stated maturity intervals. Investment securities totaled $155,150 at December 31, 1994, and have decreased $15,209 or 8.93% from December 31, 1993. This decrease resulted as Horizon's loans grew at a more rapid rate than deposits during 1994 and the investment portfolio was used to fund this growth. The investment portfolio increased $3,411 or 2.04% from December 31, 1992 to December 31, 1993. This increase was primarily funded through reductions in federal funds sold during 1993. This was in line with the Company's investment strategy of investing in securities with higher yields and longer maturities when short-term rates were falling.

Horizon places importance on safety and liquidity in its investment portfolio. U.S. Treasury and federal agencies securities comprise 63.60% of the total investment portfolio. The U.S. Treasury and federal agencies securities are relatively short-term and are frequently used for pledging of public funds or securities sold under agreements to repurchase. At December 31, 1994, U.S. Treasury and federal agencies securities declined $16,779 or 14.53% from December 31, 1993, primarily due to shifting of funds to cover the higher loan demand experienced during 1994.

Securities of states and political subdivisions totaled $40,749 at December 31, 1994, and increased $501 or 1.24% from the previous year. This follows an increase of $21,135 or 110.58% at December 31, 1993, compared to December 31, 1992. A large portion of this growth was funded by maturities of U.S. Treasury securities which were reinvested into municipal securities. The purchases of municipal securities were a result of tax planning. Horizon has limited investments in municipal securities primarily to publicly issued securities of municipalities with a rating of A1 or better or to unrated general obligation securities of municipalities in the market area.

                                                                      TABLE 9
                                                               SECURITIES PORTFOLIO
                                               ----------------------------------------------------
                                                 1994       1993       1992       1991       1990
                                               ----------------------------------------------------
U.S. Treasury & federal agencies-AFS           $ 43,380   $     --   $     --   $     --   $     --
U.S. Treasury & federal agencies-HTM             55,290    115,449    128,534    140,117    129,129
States & political subdivisions-HTM              40,749     40,248     19,113     25,751     34,777
Other securities-AFS                              4,179         --         --         --         --
Other securities-HTM                              1,480      7,162      7,418      4,513      5,888
Mortgage-backed securities-AFS                   10,010      7,500     11,883     14,557     14,185
Mortgage-backed securities-HTM                       62         --         --         --         --
                                               ----------------------------------------------------
                                       Total   $155,150   $170,359   $166,948   $184,938   $183,979
                                               ====================================================

Other securities are primarily bonds of major U.S. corporations which carry investment grade ratings and were purchased to increase the yield of the portfolio. At December 31, 1994, other securities totaled $5,659 and have decreased $1,503 or 20.99% from December 31, 1993. Decreases in 1994 were due to maturities of securities in this category and these funds were placed in other asset categories.

Mortgage-backed securities totaled $10,072 at December 31, 1994, and have increased $2,572 or 34.29% from the total of $7,500 at December 31, 1993. Purchases in 1994 were primarily pools of adjustable rate mortgages and were bought as a means to increase cash flow and portfolio yield.

Other than investments in the U.S. Government, no single investment comprises more than 10% of the portfolio.

Horizon adopted the provisions of Financial Accounting Standards Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. Under the new rules, debt securities that Horizon has both the positive intent and ability to hold to maturity are to be carried at amortized cost. Debt securities that Horizon does not have the positive intent and ability to hold to maturity and all marketable equity securities are to be classified as available-for-sale (AFS) and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity.

In accordance with the new standard, prior period financial statements have not been restated. The balance of shareholders' equity at January 1, 1994 was increased by approximately $145, net of $95 in deferred income taxes, to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at amortized cost.

Horizon, at December 31, 1994, classified 62.89% of its securities as held-to-maturity (HTM) and carries them at amortized cost. Securities available-for-sale are reported at fair value. Horizon does not hold securities for trading purposes. At December 31, 1994, Horizon's available-for-sale investment securities approximated $57,569, or 37.11% of total investments, and the unrealized loss, net of deferred taxes, totaled $1,297.

MANAGEMENT'S DISCUSSION & ANALYSIS

                                                                             TABLE 10
                                                                MATURITY OF INVESTMENT SECURITIES
                       ------------------------------------------------------------------------------------------------------------
                           1                   1-5                   5-10                AFTER                     TOTAL
                         YEAR      AVG.       YEARS       AVG.       YEARS      AVG.    10 YEARS       AVG.       BOOK         AVG.
                        AMOUNT    YIELD       AMOUNT     YIELD      AMOUNT     YIELD     AMOUNT       YIELD       VALUE       YIELD
                       ------------------------------------------------------------------------------------------------------------
U.S. Treasury-AFS      $ 5,084     4.89%     $11,544      6.41%    $    --       --%     $   --          --%     $ 16,628      5.75%
U.S. Treasury-HTM        2,997     5.19       16,495      6.24          --       --          --          --        19,492      6.02
Federal agencies-AFS     5,928     5.49       18,378      5.96       2,446      7.07         --          --        26,752      6.01
Federal agencies-HTM    14,002     7.11       21,298      6.24         498      5.41         --          --        35,798      6.54
States & political
  subdivisions-AFS          --       --           --        --          --       --          --          --            --        --
States & political
  subdivisions-HTM       3,702     6.40        3,248      5.77       25,056     5.58      8,743        7.50        40,749      5.50
Other Securities-AFS     3,512     6.44           --        --          467     6.37        200        6.00         4,179      6.41
Other Securities-HTM        --       --          993      7.17          487     8.19         --          --         1,480      7.49
Mortgage-backed
  securities-AFS            --       --          523      6.17        1,156     9.00      8,331        6.37        10,010      6.85
Mortgage-backed
  securities-HTM            --       --           --        --           --       --         62        9.64            62        --
                       ------------------------------------------------------------------------------------------------------------
    Total Investment
      Securities       $35,225     6.03%     $72,479      6.17%     $30,110     5.84%   $17,336        7.27%     $155,150      6.00%
                       ============================================================================================================

OVERNIGHT INVESTMENTS

At December 31, 1994, federal funds sold totaled $5,350 and have declined $950 or 15.08% from the December 31, 1993, total of $6,300. Significant growth in the loan portfolio continued throughout 1994 and was partially funded through reductions in federal funds sold.

DEPOSITS

Total deposits at December 31, 1994, increased $11,140 or 2.36% from the December 31, 1993, amount. This follows a $9,059 or 1.96% increase from December 31, 1992. Deposit growth is attributed to the independent status of the subsidiary banks and a marketing campaign which emphasizes local ownership. Horizon's member banks do not actively compete solely on the basis of market interest rates or employ the use of brokered funds.

Noninterest-bearing deposits totaled $70,781 at December 31, 1994, and increased $8,135 or 12.99% from December 31, 1993. This follows an increase of $4,013 or 6.84% from December 31, 1992. Growth in noninterest-bearing deposits is attributed to the willingness of the customers to conduct business with banks perceived as locally owned and community oriented.

Interest-bearing deposits totaled $412,774 at December 31, 1994, and increased $3,005 or 0.73% from December 31, 1993. This compares to an increase of $5,046 or 1.25% from December 31, 1992. The subsidiary banks do not currently match local competitors in rate terms; rather, rates are set subject to desired margins and projected budget goals. The balance of interest-bearing transaction accounts, also known as NOW accounts, totaled $58,701 at December 31, 1994, a decrease of $5,760 or 8.94% from the $64,461 at December 31, 1993. Money market deposit accounts and other savings accounts totaled $155,265 at December 31, 1994, and reflect a decrease of $3,776 or 2.37% from the December 31, 1993, total of $159,041. The other major consumer category, time deposits of less than $100,000, totaled $163,319 at December 31, 1994, and increased $9,386 or 6.10%
from the December 31, 1993, total of $153,933.

Included in interest-bearing deposits are certificates of deposit in denominations of $100,000 or more which totaled $35,489 at December 31, 1994. This is an increase of $3,155 or 9.76% from the December 31, 1993 total of $32,334; details are shown in Table 11. Large denomination certificates of deposit comprise 7.34% of total deposits at December 31, 1994, and have increased from 6.84% at December 31, 1993. The majority of the large certificates of deposit are maintained by established customers and are considered stable. It is not the policy of the subsidiary banks to actively bid for public funds or employ the use of brokered funds.

                                                               TABLE 11
                                                     MATURITIES OF CERTIFICATES OF
                                                      DEPOSIT OF $100,000 OR MORE
                                                           AS OF DECEMBER 31
                                                ---------------------------------------
                                                  1994       1993      1992       1991
                                                ---------------------------------------
Three months or less                            $11,727    $12,736   $24,387    $17,322
Over three months through six months              8,842      6,306     5,116      6,075
Over six months through twelve months             8,294      9,460     4,185      4,050
Over twelve months                                6,626      3,832       734      1,909
                                                ---------------------------------------
                                        Total   $35,489    $32,334   $34,422    $29,356
                                                =======================================

BORROWED FUNDS

Securities sold under agreements to repurchase totaled $16,797 at December 31, 1994, and decreased $634 or 3.64% from the December 31, 1993, total of $17,431. This compares to an increase of $2,291 or 15.98% from December 31, 1992, to December 31, 1993. Securities are sold under agreements to repurchase primarily for customer accommodation. The average daily balance of short-term borrowings in 1994 was $18,548 and carried a weighted average rate of 3.00%. In 1994, the average daily balance of short-term borrowings increased $2,651 or 16.68% from the 1993 average balance of $15,897. The maximum amount of short-term borrowings at any month end in 1994 was $24,146 and compares to $20,121 in 1993.

CAPITAL ADEQUACY

Capital serves several important functions. It serves to control the growth of assets and provides assurance to the public that Horizon will be able to continue to provide financial services. Management's objective is to maintain a capital level that is sufficient to meet growth and regulatory requirements. The primary measures used by management to monitor capital are found in the ratios listed in Table 12. Additionally, the level of capital and related ratio analysis is monitored quarterly by regulatory authorities.

A common measure used to assess capital adequacy is the primary capital ratio which increased from 11.81% at December 31, 1993, to 12.13% at December 31, 1994. This calculation involves total shareholders' equity plus the allowance for loan losses divided by total assets plus the allowance for loan losses. Continued growth in primary capital can be attributed to the retention of operating earnings after payment of dividends.

Regulatory agencies have adopted guidelines relating to capital for bank holding companies. In general, these guidelines require the maintenance of an amount of capital based on risk-adjusted assets. Assets with potentially higher risk are required to have more capital than assets with lower risk. Also, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments and securities lending.

The regulatory capital standards classify capital into two tiers, referred to as Tier I and Tier II. Tier I capital consists of common shareholders' equity less goodwill. Tier II capital consists of Tier I capital plus the allowance for loan losses. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100% which are determined by the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. Bank holding companies are required to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital.


As shown in Table 12, Horizon's Tier I risk-based capital ratio was 17.86% at December 31, 1994, and compares to 18.72% at December 31, 1993. The decline is attributable to an increase of $32,768 or 10.24% in risked-weighted assets. The total risk-based capital ratio was 19.65% at December 31, 1994, and compares to 20.49% at December 31, 1993. Horizon continues to be well above the minimum regulatory guidelines for all risk-based capital ratios.

In 1990, regulatory authorities added a leverage calculation to the requirements. The leverage ratio compares Tier I capital to total average assets less goodwill. At December 31, 1994, Horizon's leverage ratio was 11.19%, significantly above the 3% minimum regulatory maintenance requirement, and compares to 10.90% at December 31, 1993. The reason for the increase in the leverage ratio was a decline in goodwill from $755 at December 31, 1993 to $596 at December 31, 1994 and an increase in Tier I capital from $59,883 at December 31, 1993 to $62,987 at December 31, 1994.
                                                                              15

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION & ANALYSIS
--------------------------------------------------------------------------------

                                                                             TABLE 12
                                                                         CAPITAL ADEQUACY
                                                                            December 31
                                                      -------------------------------------------------------
                                                        1994        1993        1992        1991       1990
                                                      -------------------------------------------------------
PRIMARY CAPITAL:
Total Shareholders' Equity                            $ 63,582    $ 60,637    $ 56,647    $ 52,819   $50,619
 Allowance for Loan Losses                               6,328       5,651       4,675       3,523     2,948
                                                      -------------------------------------------------------
             Total Primary Capital                    $ 69,910    $ 66,288    $ 61,322    $ 56,342   $53,567
                                                      =======================================================
Ratio of Primary Capital to Total Assets
 and Allowance for Loan Losses                           12.13%      11.81%      11.24%      10.94%    10.52%

RISK-BASED CAPITAL

Tier I Capital:
 Total Shareholders' Equity                            $63,582    $ 60,637    $ 56,647    $ 52,819   $50,619
 Less: Goodwill                                            595         754         928       1,099     1,271
                                                      -------------------------------------------------------
             Total Tier I Capital                       62,987      59,883      55,719      51,720    49,348
                                                      =======================================================
Tier II Capital:
 Allowable Allowance for Loan Losses                     6,328       5,651       4,675       3,523     2,948
                                                      -------------------------------------------------------
             Total Risk-Based Capital                  $69,315    $ 65,534    $ 60,394    $ 55,243   $52,296
                                                      =======================================================
Risk-Weighted Assets                                  $352,663    $319,895    $282,456    $244,445

RISK-BASED CAPITAL RATIOS:
 Tier I Capital                                          17.86%      18.72%      19.73%      21.16%
 Total Capital                                           19.65%      20.49%      21.38%      22.60%
 Leverage                                                11.19%      10.90%      10.53%      10.23%

Table 13 illustrates the relationship between net income and capital generation. After adjusting for earnings retained and not returned to the shareholders in the form of dividends, the rate of internal capital growth increased from approximately 6.79% in 1993 to 6.83% in 1994. This was primarily due to an increase in the dividend payout ratio from 39.19% in 1993 to 39.48% in 1994.

                                                               TABLE 13
                                                     INTERNAL CAPITAL GENERATION
                                          -----------------------------------------------------
                                           1994       1993        1992        1991       1990
                                          -----------------------------------------------------
Return on average equity                  11.29%     11.16%       11.21%       8.57%      9.04%
                                          -----------------------------------------------------
Earnings retained                         60.52%     60.81%       65.50%      56.39%     57.92%
                                          -----------------------------------------------------
Internally generated capital               6.83%      6.79%        7.34%       4.83%      5.24%

ASSET QUALITY

The major categories analyzed when reviewing asset quality are nonaccruing loans, properties acquired by foreclosure (other real estate), and in-substance foreclosures. Table 14 presents data on these assets for the past five years. Nonperforming assets decreased $4,819 or 55.71% from December 31, 1993, to December 31, 1994. Because of the decrease in nonaccrual loans, the ratio of nonperforming loans to year-end loans has declined from 2.15% at December 31, 1993, to 0.78% at December 31, 1994. The ratio of nonperforming assets to year-end loans and other real estate also declined from 2.43% at December 31, 1993, to 1.00% at December 31, 1994. The coverage ratio, which is the ratio of the allowance for loan losses to nonperforming assets, improved from 65.33% at December 31, 1993, to 165.18% at December 31, 1994.

In 1992, Horizon funded the development of land and construction of a major retail store in its market area. Late in 1993, this credit relationship, approximately $4.6 million, was placed on nonaccrual and was the primary cause for the increase in the 1993 nonperforming ratios. Throughout late 1993 and 1994, management focused on the resolution of this credit relationship and in the fourth quarter of 1994 secured the refinancing of this relationship with an unrelated entity. This is the primary reason for the improvement noted in the 1994 nonperforming ratios.

The amount of loans contractually past due over 90 days, which continue to accrue interest, has increased from $1,113 at December 31, 1993, to $1,781 at December 31, 1994. At December 31, 1994, these loans comprise 0.48% of total loans and compare to 0.32% of total loans at December 31, 1993. The primary reason for the increase is a $667 rise in commercial loans past due 90 days or more.

Nonaccrual loans are noninterest earning assets reported in accordance with regulatory or generally accepted accounting standards. They are loans which, in the opinion of management, the full collection of principal and interest is unlikely. Generally, loans are placed on nonaccrual status when repossession, foreclosure or bankruptcy proceedings are initiated, financial distress on the part of the borrower becomes known, or when payments are delinquent for 90 to 120 days. If collateral appears sufficient to prevent loss and insure full collection, an exception to the policy may be made. Loans may be placed on nonaccrual status prior to becoming 90 days past due if it is anticipated that interest or any part of principal may not be collected.

                           ALLOWANCE FOR LOAN LOSSES/
                              NON-PERFORMING LOANS

                                    [GRAPH]

The level of nonaccruing loans has declined $4,652 or 60.95% from $7,633 at December 31, 1993, to $2,981 at December 31, 1994. The primary reason for the decrease is the full collection of the nonaccruing loan mentioned above.

Other real estate totaled $762 at December 31, 1994, and declined $255 or 25.07% from $1,017 at December 31, 1993. This follows a decline of $546 or 34.93% during 1993. Management is actively seeking sale of other real estate and no undue difficulty in disposition is foreseen.

Lending policies of the subsidiary banks are in written form and periodically revised by the Board of Directors to reflect current standards. The policies form the basis which guide employees in their daily activities and provide parameters for acceptable lending. Written guidelines have established the undesirable nature of highly leveraged transactions and out-of-area loans. Management is not aware of any loans not included in Table 14 that would require a significant increase to the provision for loan losses.

In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, which requires that impaired loans be measured at the present value of expected future cash flows at the loan's original effective interest rate. As a practical expedient, loans may be measured at their observable market price or, in the case of collateral dependent loans, the fair value of the underlying collateral. Horizon has completed the analysis required to adopt the Statement, which is effective for fiscal years beginning after December 15, 1994. Adoption of this new accounting standard will not materially impact Horizon's consolidated financial statements.

Investment securities totaled $155,150 at December 31, 1994, and comprise 27.22% of total assets. The quality of the investment portfolio is evidenced by the fact that all issues currently held are rated as investment grade. Additionally, U.S. government and agency securities comprise 63.60% of the portfolio and carry a minimum amount of risk. Written policies are in place to guide daily activities and various limitations are detailed in the policies as to minimum securities ratings needed and maturities sought.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION & ANALYSIS
--------------------------------------------------------------------------------

                                                                TABLE 14
                                                        ANALYSIS OF ASSET QUALITY
                                        --------------------------------------------------------
                                          1994        1993         1992         1991       1990
                                        --------------------------------------------------------
Nonaccruing Loans                       $2,981      $7,633       $1,986       $3,096     $4,235
Restructured Loans                          --         --         1,609          --         --
Other Real Estate                          762       1,017        1,563        1,984      2,342
In-substance Foreclosures                   88          --          483          775         --
                                        --------------------------------------------------------
                                Total   $3,831      $8,650       $5,641       $5,855     $6,577
                                        ========================================================
Loans Ninety Days Past Due &
 Accruing Interest                      $1,781      $1,113       $1,983       $2,522     $2,702
Nonperforming Loans to Year-end Loans     0.78%       2.15%        1.09%        1.07%      1.56%
Nonperforming Assets to Year-end Loans
 & Other Real Estate                      1.00%       2.43%        1.71%        2.00%      2.40%
Allowance for Loan Losses to
 Nonperforming Assets                   165.18%      65.33%       82.88%       60.15%     44.82%

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained by management at a level believed adequate to absorb losses in the loan portfolio. The level of the allowance is reviewed by management in a systematic manner on a quarterly basis. Several factors are used when determining the adequacy of the allowance for loan losses and include the trend in loan growth, general economic conditions, previous loan loss experience, and the collectibility of higher risk loans. Each bank maintains an internal loan watch list which is evaluated periodically to estimate potential losses. Minimum estimates for watch list credits are provided based upon past loan loss experience, estimated collateral values, and other factors. Reserves resulting from this analysis, supplemented by historical charge-off analysis for loans not specially evaluated, are considered allocated reserves and are supplemented by an unallocated amount for loan losses. This unallocated amount is determined by analyzing potential exposure in the loan portfolio and other trends and factors.

The allocation in Table 15 is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.

                                                                                     TABLE 15
                                                                                ALLOCATION OF THE
                                                                                ALLOWANCE FOR LOAN
                                                                               LOSSES BY LOAN TYPE
                                                                             ------------------------
                                                                                December 31, 1994
                                                                             ------------------------
BALANCE AT DECEMBER 31, 1994, APPLICABLE TO:                                         Percent of Loans
                                                                                     In Each Category
                                                                             Amount   To Total Loans
                                                                             ------------------------
Commercial, Financial, & Agricultural                                        $2,213               26%
Real Estate-Construction & Development                                          507                2%
Real Estate-Residential                                                       1,337               48%
Loans to Individuals for Household, Family & Other Consumer Expenditures      1,573               24%
Unallocated                                                                     698
                                                                             ------------------------
                                                                   Total     $6,328              100%
                                                                             ========================


                                                                                December 31, 1993
                                                                             ------------------------
BALANCE AT DECEMBER 31, 1993, APPLICABLE TO:                                         Percent of Loans
                                                                                     In Each Category
                                                                             Amount   To Total Loans
                                                                             ------------------------
Commercial, Financial, & Agricultural                                        $2,677               26%
Real Estate-Construction & Development                                          498                2%
Real Estate-Residential                                                       1,140               44%
Loans to Individuals for Household, Family & Other Consumer Expenditures        966               28%
Unallocated                                                                     370
                                                                             ------------------------
                                                                   Total     $5,651              100%
                                                                             ========================

The allowance for loan losses was 1.68% of total loans at December 31, 1994, and totaled $6,328. This compares to an allowance for loan losses at December 31, 1993, which totaled $5,651 or 1.62% of total loans. During 1994, the allowance for loan losses was strengthened by a provision for loan losses of $1,525 that exceeded net charge-offs by $677. In 1993, the provision for loan losses exceeded net charge-offs by $976 and the allowance for loan losses totaled $5,651. As shown in Table 15, approximately 11.03% or $698 of the allowance for loan losses at December 31, 1994 was available to absorb unidentified losses; this compares to an unallocated portion of 6.55% or $370 at December 31, 1993.

The provision of $1,525 in 1994 declined $430 or 21.99% from the 1993 total of $1,955. This compares to a decline of $114 or 5.51% in 1993 and a decline of $685 or 24.87% in 1992. During 1994, net loan losses to average net loans was 0.23% and represents a decrease from 0.29% experienced in 1993. The decreased provisions during 1994 and 1993 are a result of improving asset quality and is evidenced by a decrease in nonaccrual loans of $4,652 or 60.95% in 1994. Management believes that the current level of the allowance for loan losses is adequate to absorb potential loan losses.

Net loan charge-offs in 1994 decreased $131 or 13.38% from the amount experienced in 1993. This compares to an increase in net charge-offs during 1993 of $62 or 6.76% from the amount experienced in 1992. Net charge-offs to average net loans decreased to 0.23% in 1994 from 0.29% in 1993.

                           PROVISION FOR LOAN LOSSES/
                                NET CHARGE-OFFS

                                    [GRAPH]

Net charge-offs of commercial loans were 17.59% of total net charge-offs in 1994, down from 26.66% of total net charge-offs in 1993. The decrease in charge-offs is a result of several factors, the primary factor being an improvement in general economic conditions. Real estate loans represented 18.06% of net charge-offs in 1994, a decrease from 32.18% of total net charge-offs in 1993. Losses in the real estate portfolio are related to value of the collateral at time of foreclosure; values at date of foreclosure are difficult to predict and frequently vary from appraised values. Credit card loans and related credits were 19.48% of total net charge-offs in 1994, an increase from 3.37% of total net charge-offs in 1993. The credit card portfolio has grown rapidly during the last three years; as a result charge-offs have risen. Other consumer loans constituted 44.86% of total net charge-offs in 1994 and is compared to total net charge-offs of 37.79% in 1993. Consumer loans are primarily for home improvements, automobiles, and other personal and household purposes. During the past three years, net losses in this category averaged 40.72% of net charge-offs. The increase in 1994 was not due to any particular item but resulted from increases in the various categories of consumer loans.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION & ANALYSIS
--------------------------------------------------------------------------------

The following is a summary of activity in the allowance for loan losses:

                                                                TABLE 16
                                                       ALLOWANCE FOR LOAN LOSSES
                                         -----------------------------------------------------
                                          1994        1993        1992        1991      1990
                                         -----------------------------------------------------
Balance at Beginning of Year             $5,651      $4,675      $3,523      $2,948    $2,793
 Provision for Loan Losses                1,525       1,955       2,069       2,754     1,848
Loans Charged-Off:
 Commercial                                 313         708         571         653       864
 Real Estate                                191         401         315       1,051       392
 Revolving Credit                           188          41          22          33        --
 Other Consumer                             626         584         560         827       767
                                         -----------------------------------------------------
                                  Total   1,318       1,734       1,468       2,564     2,023
                                         -----------------------------------------------------
Recoveries:
 Commercial                                 164         447         186         139        90
 Real Estate                                 38          86         115          42        24
 Revolving Credit                            23           8          10          11        --
 Other Consumer                             245         214         240         193       216
                                         -----------------------------------------------------
                                  Total     470         755         551         385       330
                                         -----------------------------------------------------
Net Charge-Offs                             848         979         917       2,179     1,693
                                         -----------------------------------------------------
                    Balance at Year-end  $6,328      $5,651      $4,675      $3,523    $2,948
                                         ====================================================
Percentage of Net Charge-Offs to
 Average Net Loans                         0.23%       0.29%       0.30%       0.80%     0.65%
Percentage of Allowance for Loan Losses
 to Year-end Loans                         1.68%       1.62%       1.45%       1.24%     1.10%
Earnings Coverage of Net Charge-Offs       8.23X       6.66X       6.72X       2.04X     2.63X


LIQUIDITY AND INTEREST RATE SENSITIVITY

Horizon's goal is to maintain sufficient liquidity to meet funding requirements of customers, including both loan requests and deposit withdrawals. A major contributor to accomplishing this goal is maintaining a stable base of core deposits and other interest-bearing funds. Other factors which help achieve liquidity include having an adequate amount of readily marketable assets and a diversified customer base in the market area. Adequate earnings and capital also enhance liquidity.

A primary source for meeting customer requirements for funding needs is readily marketable and maturing securities. Approximately 22.70% of the securities portfolio matures within one year. In addition, overnight funds, commonly known as federal funds sold, are liquid investments and averaged $12,303 in 1994. Two subsidiary banks are members of the Federal Home Loan Bank of Pittsburgh and formal lines of credit have been established which allow for borrowing up to $140,000 if the need arises. Horizon subsidiary banks also have in place certain lines of credit with correspondent banks that total $9,000 to fund unusual cash needs; however, Horizon does not currently anticipate the need for using these lines of credit. Finally, adjustable rate mortgages totaling approximately $118,622 have been made to secondary market guidelines and could be sold to raise funds although Horizon has no plans to do so in the foreseeable future.

Horizon's cash and cash equivalents, represented by cash and due from banks and federal funds sold, are a product of its operating, investing, and financing activities. Cash provided by operating activities decreased 2.40% in 1994 after increasing 6.64% in 1993. These increases and decreases are due primarily to changes in other assets and other liabilities. Net cash has been generated by financing activities for the past three years, primarily through deposit growth. The net cash generated has been used in Horizon's investing activities, primarily in funding loan growth.

The major objectives of asset/liability management include achieving adequate liquidity and maintaining an appropriate level of interest rate risk. Management of liquidity involves meeting the potential funding needs of loan and deposit customers and any unexpected cash requirements. Interest rate sensitivity management seeks to maintain or increase net interest income while reducing exposure to movements in interest rates. Horizon's Asset/Liability Committee formulates liquidity strategies and seeks to maintain a proper mix of interest sensitive assets and liabilities while achieving an interest margin which is consistent with the risk involved.

Horizon's goal is to stabilize the net interest margin by monitoring the rate sensitive position. From Table 17, the one-year cumulative interest sensitivity gap is (28.98%) at December 31, 1994, and compares to (17.31%) at December 31, 1993. The liability sensitive gap is created by assuming that interest-bearing demand deposits, money market deposit accounts, and savings deposits will reprice in the one-to-three-month sensitivity bucket. These deposits total $213,966; however, a majority are considered stable and not subject to movement because of rates.

Monthly reports are prepared for the net interest margin, maturities of assets and liabilities, and projected earnings. A primary function of the Asset/Liability Committee is to review the various reports and to coordinate interest rates and asset/liability maturities at the subsidiary banks. Hedging is not currently used, rather, interest rates are set at terms to impact favorably the profit projection and may not necessarily correspond to prevailing market rates.

In recent years, variable rate loans have been emphasized by the subsidiary banks. Currently, $118,622 or 62.99% of the real estate loan portfolio are adjustable rate mortgages. Home equity lines of credit with adjustable rates are offered and totaled $6,323 at December 31, 1994 and have decreased 7.76% from the December 31, 1993 total of $6,855. Approximately $48,847 of the loans in the commercial loan category have maturities of less than one year or have floating rates which can be adjusted. Loans in the installment category are of a longer term fixed-rate nature. Liquidity is provided by monthly repayments on these loans which can be reinvested at current market rates.

Large denomination certificates of deposit are $35,489 at December 31, 1994, and have increased $3,155 or 9.76% from the December 31, 1993 total of $32,334. Horizon also utilizes repurchase agreements for funding and these totaled $16,797 at December 31, 1994, and carry an adjustable rate which is based on a government index. At December 31, 1994, repurchase agreements decreased $634 or 3.64% following an increase of $2,291 or 15.98% in 1993. The remaining deposits or funding liabilities carry fixed interest rates.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION & ANALYSIS
--------------------------------------------------------------------------------

                                                                    TABLE 17
                                                          INTEREST SENSITIVITY ANALYSIS
                                                                December 31, 1994
                                           ---------------------------------------------------------------
                                              1-3         3-6        Over 6      Total
                                                                                             Non-Sensitive
                                            Months      Months       Months     One Year
                                           ---------------------------------------------------------------
Earning Assets:
 Interest-bearing deposits with
  other banks                              $      --       $  --    $      --    $      --     $     --
 Federal funds sold                            5,350          --           --        5,350           --
 Investment securities                        21,407       4,390        9,428       35,225      119,925
 Loans                                       156,205      20,799       40,293      217,297      164,314
                                           ---------------------------------------------------------------
                  Total Earning Assets       182,962      25,189       49,721     257,872       284,239

Noninterest-Bearing Demand Deposits               --          --           --           --       70,781(1)
 Interest-Bearing Liabilities:
 Interest-bearing demand deposits             58,701          --           --       58,701           --
 Money market deposit accounts                28,945          --           --       28,945           --
 All other saving deposits                   126,320          --           --      126,320           --
 Interest-bearing time deposits               59,785      44,154       88,310      192,249        6,559
 Short-term borrowings                        16,797          --           --       16,797           --
 Long-term borrowings                             --          --           --           --           --
                                           ---------------------------------------------------------------
    Total Interest-Bearing Liabilities       290,548      44,154       88,310      423,012        6,559
Interest-Sensitivity Gap                   $(107,586)  $ (18,965)   $ (38,589)   $(165,140)
                                           ===============================================================
Cumulative Gap                             $(107,586)  $(126,551)   $(165,140)   $(165,140)
                                           ===============================================================
Ratio of Interest-Sensitive Assets to
  Interest-Sensitive Liabilities               62.97%      57.05%       56.30%       60.96%

Ratio of One Year Cumulative Gap
  to Total Assets on December 31, 1994        (28.98%)

Ratio of One Year Cumulative Gap
  to Total Assets on December 31, 1993        (17.31%)

Ratio of One Year Cumulative Gap
  to Total Assets on December 31, 1992        (17.94%)

Ratio of One Year Cumulative Gap
  to Total Assets on December 31, 1991        (22.77%)

(1) Demand deposits do not bear interest.

EFFECTS OF INFLATION

Because Horizon's assets are, for the most part, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects operating expenses, such as employee salaries and benefits, occupancy and equipment charges and other overhead expenses. Horizon attempts to adjust its charges for services to compensate for increasing costs. As a result, interest rates have a more significant impact on the Company's performance than the effect of inflation.

MARKET AND DIVIDEND INFORMATION

Table 18 summarizes the range of prices of common stock and dividends declared for each quarter of 1994 and 1993. During 1993, Horizon's stock became listed on the National Association of Securities Dealers Automated Quotation (NASDAQ) System under the symbol HZWV. Prior to 1993, there was no established market for Horizon's stock. Price ranges are compiled from quotations furnished by broker sources and actual trades that occurred during the periods. These ranges may not represent actual transactions as trades may have taken place at higher or lower prices of which company personnel are not aware.

                                TABLE 18
     -----------------------------------------------------------------
         QUARTER      STOCK PRICE RANGE    DIVIDEND DECLARED PER SHARE
     -----------------------------------------------------------------
     4th Quarter 1994    $28.00-31.00                  $0.25
     3rd Quarter 1994    $28.00-30.00                  $0.24
     2nd Quarter 1994    $28.00-30.00                  $0.24
     1st Quarter 1994    $28.00-31.00                  $0.24

     4th Quarter 1993    $28.00-30.50                  $0.24
     3rd Quarter 1993    $25.00-31.00                  $0.23
     2nd Quarter 1993    $25.25-25.75                  $0.23
     1st Quarter 1993    $25.25-25.75                  $0.23

Owners of Horizon common stock receive dividends from legally available funds when declared by the Board of Directors of Horizon. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends. Future dividends will depend upon earnings of Horizon and its subsidiaries, their financial condition, and other factors which include government regulation and policies. Refer to Note 13 in the Notes to Consolidated Financial Statements for restrictions on subsidiary dividends, the primary source of funds for dividends paid by Horizon to its shareholders.

REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors
Horizon Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Horizon Bancorp, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Bancorp, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 4 to the financial statements, the Company changed its method of accounting for certain investment securities as of January 1, 1994.

We also have audited, as to combination only, the accompanying consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 1992. As described in Note 2, these statements have been combined from the consolidated statements of Horizon Bancorp, Inc. and subsidiaries and Allegheny Bankshares Corporation and subsidiaries (which statements are not presented separately herein). The financial statements of Horizon Bancorp, Inc. and subsidiaries for the year ended December 31, 1992, prior to their restatement for the pooling of interests with Allegheny Bankshares Corporation and subsidiaries, were audited by other auditors. The financial statements of Allegheny Bankshares Corporation and subsidiaries for the year ended December 31, 1992, prior to its combination with Horizon Bancorp, Inc. and subsidiaries, were audited by other auditors. In our opinion, the accompanying consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 1992, have been properly combined on the basis described in Note 2.

                                            /s/ ERNST & YOUNG LLP


Charleston, West Virginia
February 3, 1995

                                   FINANCIAL

                                   STATEMENTS

                                       &

                                     NOTES





                             HORIZON BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

Horizon Bancorp, Inc.
(Dollars in Thousands, Except Per Share Data)

                                                                                DECEMBER 31
                                                                             1994         1993
                                                                          -----------------------
ASSETS
Cash and due from banks--Note 3                                           $ 19,082     $ 15,372
Federal funds sold                                                           5,350        6,300
                                                                          -----------------------
                                          Cash and Cash Equivalents         24,432       21,672
Interest-bearing deposits with other banks                                      --        1,998
Investment securities--Note 4:
  Available-for-sale (at fair value)                                        57,569           --
  Held-to-maturity (approximate fair value of $93,445 and $174,215
   at December 31, 1994 and 1993)                                           97,581      170,359
Loans, net--Notes 5, 6, and 7                                              370,582      343,539
Premises and equipment, net--Note 8                                          7,097        7,109
Accrued interest receivable and other assets--Note 10                       12,674       10,994
                                                                          -----------------------
                                                       Total Assets       $569,935     $555,671
                                                                          =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                     $ 70,781     $ 62,646
  Interest-bearing                                                         412,774      409,769
                                                                          -----------------------
                                                     Total Deposits        483,555      472,415
Short and long-term borrowings--Note 9                                      16,797       17,431
Accrued interest payable and other liabilities--Note 11                      6,001        5,188
                                                                          -----------------------
                                                  Total Liabilities        506,353      495,034
Shareholders' equity--Notes 11 and 13:
  Common stock, $1 par value; 5,000,000 shares authorized;
       2,835,670 shares outstanding at December 31, 1994 and 1993            2,835        2,835
  Capital surplus                                                           12,262       12,262
  Retained earnings                                                         49,903       45,684
  Unrealized loss on available-for-sale securities                          (1,297)          --
  Deferred ESOP benefit                                                       (121)        (144)
                                                                          -----------------------
                                         Total Shareholders' Equity         63,582       60,637
                                                                          -----------------------
                         Total Liabilities and Shareholders' Equity       $569,935     $555,671
                                                                          =======================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Horizon Bancorp, Inc.
(Dollars in Thousands, Except Per Share Data)

                                                              YEAR ENDED DECEMBER 31
                                                           1994       1993         1992
                                                         -------------------------------
Interest income:
  Interest and fees on loans--Note 7                     $31,132     $28,546     $28,543
  Interest and dividends on investment
   securities:
    Taxable                                                7,405       9,635      11,748
    Tax-exempt                                             2,072       1,723       1,461
  Federal funds sold and other                               608         743         857
                                                         -------------------------------
                                Total Interest Income     41,217      40,647      42,609

Interest expense:
  Deposits                                                14,024      14,742      18,117
  Borrowings--Note 9                                         549         524         618
                                                         -------------------------------
                               Total Interest Expense     14,573      15,266      18,735
                                                         -------------------------------
                                  Net Interest Income     26,644      25,381      23,874
Provision for loan losses--Note 6                          1,525       1,955       2,069
                                                         -------------------------------
  Net Interest Income After Provision for Loan Losses     25,119      23,426      21,805

Other income:
  Service charges and fees                                 1,782       1,610       1,257
  Investment securities (losses) gains                      (187)         77         245
  Other                                                      852         819       1,096
                                                         -------------------------------
                                   Total Other Income      2,447       2,506       2,598

Other expenses:
  Salaries and employee benefits--Note 11                  8,081       7,947       7,328
  Net occupancy expense--Note 8                            2,066       1,830       1,717
  Data processing                                          1,043         851         789
  Federal deposit insurance                                1,059       1,042         995
  Advertising                                                501         488         490
  Other                                                    4,644       4,195       4,073
                                                         -------------------------------
                                 Total Other Expenses     17,394      16,353      15,392
                                                         -------------------------------
                           Income Before Income Taxes     10,172       9,579       9,011
Applicable income taxes--Note 10                           3,201       3,060       2,851
                                                         -------------------------------
                                           Net Income    $ 6,971     $ 6,519     $ 6,160
                                                         ===============================
Net income per common share                              $  2.46     $  2.30     $  2.17
                                                         ===============================
Average common shares outstanding                          2,835       2,835       2,837
                                                         ===============================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Horizon Bancorp, Inc.
(Dollars in Thousands, Except Per Share Data)

                                                                                       Unrealized
                                                                                        Loss on
                                                                                       Available-    Deferred
                                               Common   Capital  Retained   Treasury    for-Sale       ESOP
                                                Stock   Surplus  Earnings     Stock    Securities    Benefits   Total
                                             --------------------------------------------------------------------------
Balances at January 1, 1992                    $2,877   $12,894   $37,685    $(352)     $    --       $(285)   $52,819
  Net income - 1992                                --        --     6,160       --           --          --      6,160
  Cash dividends declared by pooled
   companies:
    Horizon ($.85 per share)                       --        --    (1,603)      --           --          --     (1,603)
    Allegheny                                      --        --      (522)      --           --          --       (522)
  Reduction in ESOP indebtedness                   --        --        --       --           --         105        105
  Acquisition of treasury shares                   --        --        --     (312)          --          --       (312)
                                             --------------------------------------------------------------------------
Balances at December 31, 1992                   2,877    12,894    41,720     (664)          --        (180)    56,647
  Net income - 1993                                --        --     6,519       --           --          --      6,519
  Cash dividends declared by pooled
   companies:
    Horizon ($.93 per share)                       --        --    (2,419)      --           --          --     (2,419)
    Allegheny                                      --        --      (136)      --           --          --       (136)
  Reduction in ESOP indebtedness                   --        --        --       --           --          36         36
  Redemption of fractional shares in
   pooling                                         --       (10)       --       --           --          --        (10)
  Retirement of treasury shares                   (42)     (622)       --      664           --          --         --
                                             --------------------------------------------------------------------------
Balances at December 31, 1993                   2,835    12,262    45,684       --           --        (144)    60,637
  Adjustment to beginning balance for
   change in accounting method, net
   of deferred income taxes                        --        --        --       --          145          --        145
  Net income - 1994                                --        --     6,971       --           --          --      6,971
  Cash dividends ($.97 per share)                  --        --    (2,752)      --           --          --     (2,752)
  Reduction in ESOP indebtedness                   --        --        --       --           --          23         23
  Change in unrealized loss on available-
   for-sale securities, net of deferred
   income taxes                                    --        --        --       --       (1,442)         --     (1,442)
                                             --------------------------------------------------------------------------
Balances at December 31, 1994                  $2,835   $12,262   $49,903    $  --      $(1,297)      $(121)   $63,582
                                             ==========================================================================



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Horizon Bancorp, Inc.
(Dollars in Thousands)

                                                                          YEAR ENDED DECEMBER 31
                                                                         1994       1993      1992
                                                                       -----------------------------
OPERATING ACTIVITIES
Net income                                                             $ 6,971    $ 6,519   $ 6,160
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation                                                             759        666       714
  Provision for loan losses                                              1,525      1,955     2,069
  Deferred income tax benefit                                             (710)      (701)     (616)
  Amortization                                                             179        222       263
  Loss (gain) on sale of investment securities                             187        (77)     (245)
  Change in accrued interest receivable and other assets                  (267)     1,292     1,581
  Change in accrued interest payable and other liabilities                 836       (163)     (818)
                                                                       -----------------------------
                       Net Cash Provided by Operating Activities         9,480      9,713     9,108

INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities                     8,292         --        --
Proceeds from maturities of available-for-sale securities               10,464         --        --
Purchases of available-for-sale securities                             (30,864)        --        --
Proceeds from maturities of held-to-maturity securities                 41,215         --        --
Purchases of held-to-maturity securities                               (14,269)        --        --
Proceeds from sales and maturities of investment securities                 --     74,130    78,722
Purchases of investment securities                                          --    (77,055)  (56,863)
Net increase in loans                                                  (28,563)   (27,476)  (38,016)
Purchases of premises and equipment                                       (749)    (1,042)     (335)
                                                                       -----------------------------
                           Net Cash Used in Investing Activities       (14,474)   (31,443)  (16,492)

FINANCING ACTIVITIES
Net increase in deposits                                                11,140      9,059    28,255
Payments on long-term borrowing                                           (800)      (600)     (750)
Increase (decrease) in short-term borrowings                               166      2,291    (1,399)
Cash dividends paid                                                     (2,752)    (2,555)   (2,125)
Acquisition of treasury shares                                              --         --      (312)
Other                                                                       --        (10)      (57)
                                                                       -----------------------------
                       Net Cash Provided by Financing Activities         7,754      8,185    23,612
                                                                       -----------------------------
            Net Increase (Decrease) in Cash and Cash Equivalents         2,760    (13,545)   16,228
Cash and cash equivalents at beginning of year                          21,672     35,217    18,989
                                                                       -----------------------------
                        Cash and Cash Equivalents at End of Year       $24,432    $21,672   $35,217
                                                                       =============================

See notes to consolidated financial statements.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(Dollars in Thousands, Except Per Share Data)

--------------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
BASIS OF ACCOUNTING

The accounting and reporting policies of Horizon Bancorp, Inc. and its subsidiaries (Horizon) conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the more significant policies.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Horizon Bancorp, Inc. and its wholly-owned subsidiaries. Horizon considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Horizon considers cash and due from banks and federal funds sold as cash and cash equivalents.

INVESTMENT SECURITIES

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when Horizon has the positive intent and ability to hold the securities to maturity.
Held-to-maturity securities are stated at amortized cost.

Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred income taxes, reported in a separate component of shareholders' equity. Horizon does not hold investment securities for trading purposes.

The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Realized gains and losses and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

ALLOWANCE FOR LOAN LOSSES

The provision for loan losses included in the statements of income is based upon senior management's review of the loan portfolio, historical charge-off experience, composition of the loan portfolio, loan volume, current economic conditions, and other relevant factors. These provisions, less net charge-offs, comprise the allowance for loan losses. In management's judgment, the allowance for loan losses is maintained at a level adequate to provide for potential losses in the loan portfolio.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets.

OTHER REAL ESTATE (ORE)

Real estate acquired in satisfaction of a loan is reported in other assets. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to ORE and recorded at the lower of cost or fair value based on appraised value at the date actually or constructively received with the corresponding charge, if necessary, to the allowance for loan losses. Subsequent writedowns, if necessary, are charged directly to expense.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
--------------------------------------------------------------------------------
INCOME TAXES

Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate. Horizon and its subsidiaries file consolidated federal and state income tax returns. Each subsidiary provides for income taxes as if the subsidiary were not included in a consolidated return with its parent.

REVENUE RECOGNITION

Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Loan origination and commitment fees and direct loan origination costs are being recognized as collected and incurred. The use of this method of recognition does not produce results that are materially different from results that would have been produced if such costs and fees were deferred and amortized as an adjustment of the loan yield over the life of the related loan.

The accrual of interest income generally is discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest and the loan is in the process of collection.

EMPLOYEE BENEFIT PLAN

Horizon has a defined benefit pension plan covering substantially all its employees (see Note 11). Pension costs are actuarially determined and charged to expense. Horizon provides no postretirement benefits other than pension benefits.

NET INCOME PER COMMON SHARE

Net income per common share is computed based on the weighted average number of common shares outstanding during the applicable period.

--------------------------------------------------------------------------------
2.  MERGER AND ACQUISITIONS
--------------------------------------------------------------------------------
On March 31, 1993, Horizon effected a business combination with Allegheny Bankshares Corporation in a transaction accounted for under the pooling of interests method of accounting.

Horizon has acquired banks in prior years in acquisitions accounted for using the purchase method of accounting. The purchase prices were allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the date of consummation. The excess of purchase price over the fair value of the net assets acquired (goodwill) of approximately $1,190 is being amortized on a straight-line basis over 10 years. Accumulated amortization approximated $595 and $475 at December 31, 1994 and 1993, respectively.


--------------------------------------------------------------------------------
3.  RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS
--------------------------------------------------------------------------------
Horizon's subsidiaries are required to maintain average balances with the Federal Reserve Bank or as cash in vault. The average amount of those reserve balances for the year ended December 31, 1994 was approximately $4,700.

--------------------------------------------------------------------------------
4.  INVESTMENT SECURITIES
--------------------------------------------------------------------------------
Horizon adopted the provisions of Financial Accounting Standards Board
Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. In accordance with the new standard, prior period financial statements have not been restated. The balance of shareholders' equity at January 1, 1994 was increased by approximately $145, net of $95 in deferred income taxes, to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at amortized cost.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
4.  INVESTMENT SECURITIES -- CONTINUED
--------------------------------------------------------------------------------
The amortized cost and estimated fair values of investment securities are as follows:

                                                           AVAILABLE-FOR-SALE SECURITIES
                                    -------------------------------------------------------------------------
                                                           GROSS                 GROSS              ESTIMATED
                                    AMORTIZED            UNREALIZED            UNREALIZED            MARKET
                                      COST                 GAINS                 LOSSES              VALUE
                                    -------------------------------------------------------------------------
DECEMBER 31, 1994
U.S. Treasury securities and
 obligations of U.S. government
 agencies and corporations          $44,787                 $ 4                 $(1,411)              $43,380
Mortgage-backed securities           10,579                  15                    (584)               10,010
Other equity securities               4,365                  --                    (186)                4,179
                                    -------------------------------------------------------------------------
                     Totals         $59,731                 $19                 $(2,181)              $57,569
                                    =========================================================================


                                                            HELD-TO-MATURITY SECURITIES
                                    -------------------------------------------------------------------------
                                                           GROSS                 GROSS              ESTIMATED
                                    AMORTIZED            UNREALIZED            UNREALIZED            MARKET
                                      COST                 GAINS                 LOSSES              VALUE
                                    -------------------------------------------------------------------------
DECEMBER 31, 1994
U.S. Treasury securities and
 obligations of U.S. government
 agencies and corporations          $55,290                 $ 45                $(1,429)              $53,906
Obligations of states and
 political subdivisions              40,749                   79                 (2,786)               38,042
Mortgage-backed securities               62                    2                     --                    64
Other debt securities                 1,480                   --                    (47)                1,433
                                    -------------------------------------------------------------------------
                     Totals         $97,581                 $126                $(4,262)              $93,445
                                    =========================================================================




                                                              INVESTMENT SECURITIES
                                    -------------------------------------------------------------------------
                                                           GROSS                 GROSS              ESTIMATED
                                    AMORTIZED            UNREALIZED            UNREALIZED            MARKET
                                      COST                 GAINS                 LOSSES              VALUE
                                    -------------------------------------------------------------------------
DECEMBER 31, 1993
U.S. Treasury securities and
 obligations of U.S. government
 agencies and corporations          $115,449                $2,617              $(109)               $117,957
Obligations of states and
 political subdivisions               40,248                 1,150                (53)                 41,345
Corporate securities                   3,472                   165                 --                   3,637
Mortgage-backed securities             7,500                   133                (47)                  7,586
Other securities                       3,690                    --                 --                   3,690
                                    -------------------------------------------------------------------------
                     Totals         $170,359                $4,065              $(209)               $174,215
                                    =========================================================================


The amortized cost and estimated fair values of investment securities at December 31, 1994, by contractual maturity, are shown on the following page. Actual maturities may differ from contractual maturities because certain securities include the right to call or prepay the obligations prior to their contractual maturities.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
4.  INVESTMENT SECURITIES -- CONTINUED
--------------------------------------------------------------------------------

                                                    AMORTIZED          ESTIMATED
                                                      COST            FAIR VALUE
                                                    ----------------------------
AVAILABLE-FOR-SALE
Due in one year or less                             $14,548              $14,524
Due after one year but through five years            31,426               29,922
Due after five years but through ten years            2,978                2,913
Due after ten years                                     200                  200
Mortgage-backed securities                           10,579               10,010
                                                    ----------------------------
                                                    $59,731              $57,569
                                                    ============================


                                                    AMORTIZED          ESTIMATED
                                                      COST            FAIR VALUE
                                                    ----------------------------
  HELD-TO-MATURITY
  Due in one year or less                           $20,701              $20,665
  Due after one year but through five years          42,034               40,682
  Due after five years but through ten years         26,041               24,174
  Due after ten years                                 8,743                7,860
  Mortgage-backed securities                             62                   64
                                                    ----------------------------
                                                    $97,581              $93,445
                                                    ============================

Proceeds from sales of available-for-sale securities during 1994 approximated $8,292. Gross gains of $12 and gross losses of $199 were realized on these sales. Proceeds from sales of investment securities approximated $1,584 during 1993. Gross gains of $81 and gross losses of $4 were realized on those sales. Proceeds from sales of investment securities approximated $9,900 during 1992. Gross gains of $253 and gross losses of $8 were realized on those sales.

At December 31, 1994 and 1993, investment securities with carrying amounts of $33,600 and $27,900, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law.

--------------------------------------------------------------------------------
5.  LOANS
--------------------------------------------------------------------------------
Major classifications of loans are as follows:

                                         December 31
                                      1994        1993
                                   ---------------------
Commercial                         $100,169     $ 93,848
Real estate - construction            6,385        9,266
Real estate - mortgage              181,938      154,262
Consumer loans                       88,194       93,807
Other                                 4,925        3,218
                                   ---------------------
                  Total Loans       381,611      354,401

Less:
 Unearned income                     (4,701)      (5,211)
 Allowance for loan losses           (6,328)      (5,651)
                                   ---------------------
                    Net Loans      $370,582     $343,539
                                   =====================


--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
5.  LOANS -- CONTINUED
--------------------------------------------------------------------------------
Horizon's subsidiaries have granted loans to officers and directors of Horizon and its subsidiaries and to their associates. Related party loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the same time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility.

The following presents the activity with respect to related party loans during 1994:


       Balance at January 1, 1994        $  8,941
       Loans made                           2,580
       Principal collected                 (2,367)
       Other changes                           81
                                         --------
       Balance at December 31, 1994      $  9,235
                                         ========

Other changes primarily represent additions to and changes in director and executive officer status.

--------------------------------------------------------------------------------
6.  ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------
A summary of changes in the allowance for loan losses follows:

                                  1994          1993         1992
                                -----------------------------------
Balance at beginning of year    $5,651       $ 4,675       $ 3,523
Charge-offs                     (1,318)       (1,734)       (1,468)
Recoveries                         470           755           551
                                -----------------------------------
Net charge-offs                   (848)         (979)         (917)
Provision for loan losses        1,525         1,955         2,069
                                -----------------------------------
      Balance at End of Year    $6,328       $ 5,651       $ 4,675
                                ===================================


The Company will adopt Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. As a result of applying the new rules, certain impaired loans will be reported at the present value of expected future cash flows discounted at the loan's original effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of this standard will not have a material impact on the Company's financial statements.

--------------------------------------------------------------------------------
7.  OTHER REAL ESTATE, NONACCRUAL, AND RESTRUCTURED LOANS
--------------------------------------------------------------------------------
Other real estate of approximately $762 and $1,017 at December 31, 1994 and 1993, respectively, is included in other assets.

Information with respect to nonaccrual and restructured loans is as follows:


                                                                DECEMBER 31
                                                             1994         1993
                                                             -----------------
Nonaccrual loans                                             $2,981     $7,633
Restructured loans                                               --         --
Interest income that would have been recorded under
 original terms of the above loans                              610        541
Interest income recorded on such loans during the period        379        196

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
8. PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------
The major categories of premises and equipment and related accumulated depreciation are summarized as follows:

                                        1994         1993
                                      --------------------
Land                                  $ 1,305      $ 1,280
Building and improvements               8,410        8,063
Furniture and equipment                 6,080        5,735
                                      --------------------
                                       15,795       15,078
Less accumulated depreciation          (8,698)      (7,969)
                                      --------------------
                                      $ 7,097      $ 7,109
                                      ====================

Horizon has entered into noncancelable lease agreements (operating leases) with respect to certain premises and equipment. The minimum annual rental commitment under these operating leases is: 1995--$90; 1996--$90; 1997--$80; 1998--$35;
1999--$15; with $1,140 of commitments extending beyond 1999.

Total rent expense, including cancelable and noncancelable leases, approximated $75, $70, and $50, in 1994, 1993 and 1992, respectively.

--------------------------------------------------------------------------------
9. SHORT AND LONG-TERM BORROWINGS
--------------------------------------------------------------------------------

Two of Horizon's subsidiary banks are members of the Federal Home Loan Bank of Pittsburgh (FHLB). one benefit of being a member of the FHLB is that it provides Horizon with an additional source of short-term and long-term funding, in the form of collateralized advances. At December 31, 1994, Horizon is entitled to receive approximately $140,000 in collateralized advances from the FHLB at prevailing interest rates, subject to satisfying the capital stock requirement provisions of the agreement, as defined.

Short-term borrowings consist primarily of securities sold under agreements to repurchase. The weighted average interest rate on short-term borrowings approximated 3.0% at December 31, 1994 and 1993. Interest paid on deposits and short-term borrowings approximated $14,700, $15,650, and $19,800 in 1994, 1993, and 1992.

During 1994, Horizon made a final payment of $800 on a note payable to an unrelated financial institution.

--------------------------------------------------------------------------------
10.  INCOME TAXES
--------------------------------------------------------------------------------
Significant components of Horizon's deferred tax assets and liabilities, which are included in other assets, are as follows:

                                                                       DECEMBER 31
                                                                      1994      1993
                                                                     ----------------
Deferred tax assets:
  Allowance for loan losses                                          $2,009    $1,588
  Accrued employee benefits                                           1,055       805
  Available-for-sale securities                                         865        --
  Other                                                                  55        59
                                                                     ----------------
                                       Total Deferred Tax Assets      3,984     2,452
Deferred tax liabilities:
  Premises and equipment                                                129       182
  Other                                                                  98        88
                                                                     ----------------
                                   Total Deferred Tax Liabilities       227       270
                                                                     ----------------
                                          Net Deferred Tax Assets    $3,757    $2,182
                                                                     ================

-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
10. INCOME TAXES -- CONTINUED
-------------------------------------------------------------------------------

The income tax provisions (benefits) included in the consolidated statements of income are summarized as follows:

                                                   1994     1993     1992
                                                  ------------------------
Current:
Federal                                           $3,374   $3,245   $3,004
State                                                537      516      463
                                                  ------------------------
                                 Total Current     3,911    3,761    3,467
Deferred - Federal and State                        (710)    (701)    (616)
                                                  ------------------------
                                         Total    $3,201   $3,060   $2,851
                                                  ========================

A reconciliation between the amount of reported income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

                                                     1994              1993               1992
                                                 AMOUNT      %     AMOUNT      %      AMOUNT      %
                                                 ---------------------------------------------------
Tax at statutory federal rate                    $3,458    34.0%   $3,257    34.0%    $3,064    34.0%
Plus: State income tax, net of federal tax
  benefits                                          280     2.8       271     2.8        255     2.8
                                                 ---------------------------------------------------
                                                  3,738    36.8     3,528    36.8      3,319    36.8
Increase (decrease) in taxes resulting from:
  Tax-exempt interest                              (696)   (6.8)     (592)   (6.2)      (540)   (6.0)
  Other - net                                       159     1.5       124     1.3         72     0.8
                                                 ---------------------------------------------------
                                                 $3,201    31.5%   $3,060    31.9%    $2,851    31.6%
                                                 ===================================================

Income taxes relating to securities transactions approximated $(75), $30, and $100 in 1994, 1993, and 1992, respectively.

Income taxes paid approximated $3,474, $3,680, and $3,530 in 1994, 1993, and 1992, respectively.
-------------------------------------------------------------------------------
11. EMPLOYEE BENEFIT PLANS
-------------------------------------------------------------------------------
Horizon has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during employment. Horizon's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.

The following table sets forth the plan's funded status and amounts recognized in Horizon's consolidated balance sheets at December 31:

                                                                                   1994      1993
                                                                                 -----------------
Projected benefit obligation:
  Vested benefit obligation                                                      $ 3,737   $ 3,904
  Nonvested benefit obligation                                                       417       399
                                                                                 -----------------
                                               Accumulated Benefit Obligation      4,154     4,303
Effect of estimated future compensation increases                                  1,405     2,543
                                                                                 -----------------
                                                 Projected Benefit Obligation      5,559     6,846
Plan assets at fair value                                                          5,247     5,262
                                                                                 -----------------
                        Projected Benefit Obligation in Excess of Plan Assets       (312)   (1,584)
Unrecognized prior service cost                                                    1,373     1,493
Unrecognized net asset at transition, net of amortization                           (407)     (438)
Unrecognized net gain from past experience different from that
  assumed                                                                         (1,481)     (162)
                                                                                 -----------------
                           Accrued Pension Cost Included in Other Liabilities    $  (827)  $  (691)
                                                                                 =================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
11. EMPLOYEE BENEFIT PLANS -- CONTINUED
--------------------------------------------------------------------------------

Following is a summary of the components of net periodic pension cost:

                                                                         YEAR ENDED DECEMBER 31
                                                                         1994     1993      1992
                                                                        ------------------------
Service cost - benefits earned during the period                        $ 478    $ 316     $ 281
Interest cost on projected benefit obligation                             435      413       374
Actual loss (return) on plan assets                                        15     (429)     (346)
Net amortization and deferral                                            (440)     141        42
                                                                        ------------------------
                                      Net Periodic Pension Cost         $ 488    $ 441     $ 351
                                                                        ========================

Assumptions used in the accounting for defined benefit plans were as follows:

                                                                   AS OF DECEMBER 31
                                                            1994       1993          1992
                                                            --------------------------------
Weighted average discount rate                              8.5%         7.5%      7.5 - 8.5%
Rate of increase in future compensation levels              6.0%    5.0 - 6.0%     5.0 - 6.0%
Expected long-term rate of return on plan assets            8.5%    7.5 - 8.5%     7.5 - 8.5%

Plan assets consist principally of U.S. Government securities, corporate stocks and bonds, and other short-term investments.

During 1994, the prior Horizon defined benefit plan and the Allegheny defined benefit plan were merged. As a result of the merger of the plans, the benefit formula for the former Horizon defined benefit plan was amended and this was the primary reason for the decrease in the projected benefit obligation noted above.

Horizon has individual deferred compensation and supplemental retirement agreements with certain directors and officers. The cost of such individual agreements is being accrued over the period of active service from the date of the respective agreement. The cost of such agreements approximated $470, $440, and $240, during 1994, 1993, and 1992. The liability for such agreements approximated $1,680 and $1,280 at December 31, 1994 and 1993, and is included in other liabilities in the accompanying consolidated balance sheets.

To assist in funding the above liabilities, Horizon has insured the lives of certain directors and officers. Horizon is the owner and beneficiary of the insurance policies with a cash surrender value approximating $2,170 and $1,940 at December 31, 1994 and 1993, included in other assets in the accompanying consolidated balance sheets.

Horizon has established an Employee Stock Ownership Plan (ESOP) with certain employees over twenty-one years of age with one year of credited service qualifying for participation. Prior to the merger with Allegheny, Horizon decided not to permit additional employees to enter the ESOP and is no longer contributing to the ESOP. Earnings of the ESOP are allocated among employee participants on the basis of the ratio of their compensation to the total compensation paid to all eligible participants who are to receive an allocation for the year.

In April 1988, the ESOP borrowed money from a third party lender to purchase outstanding shares of Horizon stock. The loan is secured by the Horizon stock held by the ESOP and the guarantee of Horizon, and is included as a liability in the accompanying consolidated balance sheets with a corresponding reduction of shareholders' equity. As loan payments are made by the ESOP, the loan obligation is reduced and shareholders' equity is credited for the amount of the loan payment.

Horizon has an incentive stock option plan for certain key employees. Pursuant to the plan, an aggregate maximum of 100,000 shares of common stock have been reserved for issuance; however, no more than 10,000 options may be issued in any calendar year. At December 31, 1994, there were options outstanding for the purchase of 20,000 shares of Horizon stock at prices ranging from $28.50 to $29.50 per share, none of which were exercisable.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
12. FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following methods and assumptions were used by Horizon in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS: The carrying amounts for cash and cash equivalents approximate their fair value.

INVESTMENT SECURITIES: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market values of comparable instruments.

LOANS: The fair values of fixed rate commercial, real estate, and consumer loans are estimated using discounted cash flow analysis at interest rates currently being offered for loans with similar terms to borrowers of similar credit worthiness. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are deemed to approximate carrying values.

ACCRUED INTEREST: The carrying value of accrued interest approximates its fair value.

DEPOSITS: The fair value of demand deposits (i.e. interest and noninterest checking, passbook savings, and certain types of money market accounts) is, by definition, equal to their carrying amounts. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

SHORT-TERM BORROWINGS: The carrying amounts for short-term borrowings approximate their fair values.

COMMITMENTS: The fair values of commitments (standby letters of credit and loan commitments) are estimated based on fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of these commitments approximate their carrying value.

The estimated fair values of the Bank's financial instruments are as follows:

                                          1994                  1993
                                  -----------------------------------------
                                  CARRYING     FAIR     CARRYING      FAIR
                                  AMOUNTS     VALUE     AMOUNTS      VALUE
                                  -----------------------------------------
[S]                               [C]        [C]        [C]        [C]
Financial Assets:
  Cash and cash equivalents       $ 24,432   $ 24,432   $ 21,672   $ 21,672
  Investment securities            155,150    151,014    170,359    174,215
  Loans                            370,582    366,894    343,539    347,200
Financial Liabilities:
  Deposits                         483,555    484,503    472,415    473,700
  Short-term borrowings             16,797     16,797     17,431     17,431

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
13. RESTRICTIONS ON SUBSIDIARY DIVIDENDS
--------------------------------------------------------------------------------

The primary source of funds for the dividends paid by Horizon to its shareholders is dividends received from its subsidiary banks. Dividends paid by the subsidiary banks are subject to restriction by banking regulations. The most restrictive provision requires approval by the appropriate regulatory agency if dividends declared in any year exceed the current year's net income, plus the retained net profits of the two preceding years. During 1995, the subsidiary banks' net retained profits available for distribution to Horizon as dividends, without regulatory approval, approximate $6,000, plus net income for the interim period through the date of declaration.

-------------------------------------------------------------------------------
14.  COMMITMENTS AND CONTINGENT LIABILITIES
-------------------------------------------------------------------------------

In the normal course of business, Horizon offers certain financial products to its customers to aid them in meeting their requirements for liquidity and credit enhancement. Generally accepted accounting principles require that these products be accounted for as contingent liabilities and, accordingly, they are not reflected in the accompanying financial statements. Horizon's exposure to loss in the event of nonperformance by the counterparty for commitments to extend credit and standby letters of credit is the contract or notional amounts of these instruments. Management does not anticipate any material losses as a result of these commitments and contingent liabilities. Following is a discussion of these commitments and contingent liabilities.

STANDBY LETTERS OF CREDIT--These agreements are used by Horizon's customers as a means of improving their credit standing in their dealings with others. Under these agreements, Horizon guarantees certain financial commitments in the event that its customers are unable to satisfy their obligations. Horizon had issued standby letters of credit of $3,500 as of December 31, 1994.

LOAN COMMITMENTS--As of December 31, 1994, Horizon had commitments outstanding to extend credit at prevailing market rates totaling $45,000. These commitments generally require the customers to maintain certain credit standards. The amount of collateral obtained, if deemed necessary by Horizon upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income producing commercial properties.

Management conducts regular reviews of these commitments on an individual customer basis, and the results are considered in assessing the adequacy of Horizon's allowance for loan losses.

-------------------------------------------------------------------------------
15. PARENT COMPANY CONDENSED FINANCIAL INFORMATION
-------------------------------------------------------------------------------

CONDENSED BALANCE SHEETS

                                                                                DECEMBER 31
                                                                               1994      1993
                                                                             -----------------
Cash                                                                         $ 1,001   $    92
Investment in subsidiary banks                                                62,559    60,918
Investment securities                                                            445        --
Receivable from consolidated subsidiary banks                                    157       761
Other assets                                                                     137        17
                                                                             -----------------
                                                            Total Assets     $64,299   $61,788
                                                                             =================
Liabilities                                                                  $   717   $ 1,151
Shareholders' equity                                                          63,582    60,637
                                                                             -----------------
                              Total Liabilities and Shareholders' Equity     $64,299   $61,788
                                                                             =================

---------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------
---------------------------------------------------------------
15. PARENT COMPANY CONDENSED FINANCIAL INFORMATION -- CONTINUED
---------------------------------------------------------------

STATEMENTS OF INCOME

                                                                    YEAR ENDED DECEMBER 31
                                                                  1994       1993       1992
                                                                -----------------------------
Dividends from subsidiary banks                                 $ 4,603    $ 3,895    $ 3,615
Interest income on investment securities                             13         --         --
Operating expenses                                                  804        670        620
                                                                -----------------------------
        Income Before Income Tax and Equity in Undistributed
                                Earnings of Subsidiary Banks      3,812      3,225      2,995
Income tax benefit                                                 (223)      (171)       (90)
                                                                -----------------------------
                       Income Before Equity in Undistributed
                                Earnings of Subsidiary Banks      4,035      3,396      3,085
Equity in undistributed earnings of subsidiary banks              2,936      3,123      3,075
                                                                -----------------------------
                                                  Net Income    $ 6,971    $ 6,519    $ 6,160
                                                                =============================

STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31
                                                                  1994       1993       1992
                                                                -----------------------------
Operating activities:
  Net income                                                    $ 6,971    $ 6,519    $ 6,160
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Equity in undistributed earnings of subsidiary banks       (2,936)    (3,123)    (3,075)
      Decrease (increase) in receivables from consolidated
        subsidiary banks                                            604       (761)        --
      (Increase) decrease in other assets                          (119)        37         31
      Increase in accrued expenses                                  391        476         61
                                                                -----------------------------
                   Net Cash Provided by Operating Activities      4,911      3,148      3,177

Investing activities:
  Purchases of investment securities                               (450)        --         --
                                                                -----------------------------
                       Net Cash Used in Investing Activities       (450)

Financing activities:
  Cash dividends paid                                            (2,752)    (2,555)    (2,125)
  Payments on long-term borrowing                                  (800)      (600)      (750)
  Acquisition of treasury shares                                     --         --       (312)
  Other                                                              --        (10)       (57)
                                                                -----------------------------
                       Net Cash Used in Financing Activities     (3,552)    (3,165)    (3,244)
                                                                -----------------------------
                             Net Increase (Decrease) in Cash        909        (17)       (67)
Cash at beginning of year                                            92        109        176
                                                                -----------------------------
                                         Cash at End of Year    $ 1,001    $    92    $   109
                                                                =============================

---------------------------------------------------------------------------

---------------------------------------------------------------------------
---------------------------------------------------------------------------
16. QUARTERLY FINANCIAL DATA (UNAUDITED)
---------------------------------------------------------------------------

Summarized quarterly financial data (in thousands of dollars except for per share amounts) for 1994 and 1993 is as follows:

                                                       1994
                                                  QUARTER ENDED
                                MARCH 31    JUNE 30   SEPTEMBER 30   DECEMBER 31
                                ------------------------------------------------
Interest income                  $9,719     $9,953      $10,325        $11,220
Interest expense                  3,618      3,641        3,613          3,701
Net interest income               6,101      6,312        6,712          7,519
Provision for loan losses           326        303          310            586
Securities gains (losses), net       18         --          (15)          (190)
Net income                        1,585      1,743        2,021          1,622
Earnings per share                  .56        .61          .71            .58

                                                       1993
                                                  QUARTER ENDED
                                MARCH 31    JUNE 30   SEPTEMBER 30   DECEMBER 31
                                ------------------------------------------------
Interest income                  $10,099    $10,213     $10,102        $10,233
Interest expense                   3,928      3,821       3,767          3,750
Net interest income                6,171      6,392       6,335          6,483
Provision for loan losses            291        396         586            682
Securities gains (losses), net        44         (4)         37             --
Net income                         1,725      1,758       1,538          1,498
Earnings per share                   .61        .62         .54            .53

                                                                              41

-------------------------------------------------------------------------------
SHAREHOLDERS' INFORMATION
-------------------------------------------------------------------------------

     ANNUAL MEETING

     The annual meeting of shareholders of Horizon Bancorp, Inc. will be held on April 25, 1995, at the Beckley Hotel and Conference Center, 1940 Harper Road, Beckley, West Virginia at 4:00 p.m.

     EXECUTIVE OFFICES

     Horizon Bancorp, Inc.
     One Park Avenue
     Beckley, West Virginia 25802-2803
     (304) 255-7000

     INDEPENDENT AUDITORS

     Ernst & Young LLP
     900 United Center
     Charleston, West Virginia 25301

     FINANCIAL STATEMENTS

     During the year, Horizon distributes three interim quarterly financial reports and an annual report. Additionally, Horizon files an annual report on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission. Copies of these reports may be obtained without charge upon written request to:
          Mark L. Anderson
          Horizon Bancorp, Inc.
          Post Office Box D
          Beckley, West Virginia 25802-2803
          (304) 255-7307

     CONTACTS

     Analysts, portfolio managers, and others seeking financial information about Horizon Bancorp, Inc. should contact:

          David W. Hambrick
          Post Office Box 387
          Lewisburg, West Virginia 24901
          (304) 645-2500

     Stock Transfer Agent
          Bank of Raleigh
          Attn: Pamela Daniel
          Post Office Box D
          Beckley, West Virginia 25802-2803
          (304) 255-7289

     STOCK LISTING
     Horizon's common stock is traded on the NASDAQ National Market System with a ticker symbol of HZWV.
          NASDAQ Market Makers:

          Wheat First Securities
          The Robinson-Humphrey Co., Inc.

     NATURE OF BUSINESS
     Horizon is a West Virginia multibank holding company with four affiliate banks and ten locations in southern West Virginia.

     OFFICERS

          Frank S. Harkins, Jr.
          Chairman of the Board

          Philip L. McLaughlin
          President and CEO

          David W. Hambrick
          Executive Vice President
          and Chief Financial Officer

          Mark L. Anderson
          Controller

          C. Duane Blankenship
          Auditor

          John W. Deitz
          Loan Review Officer

          Cynthia Martin
          Compliance Officer

          Pamela Daniel
          Shareholder Information

          Abigail Scott
          Information Officer

          Glenda Williams
          Operations Officer

-------------------------------------------------------------------------------
DIRECTORS
-------------------------------------------------------------------------------

HORIZON BANCORP, INC. AND AFFILIATES

     HORIZON BANCORP, INC.

     DIRECTORS


     Frank S. Harkins, Jr.             John M. Alderson IV             Thomas E. Lilly           James E. Songer
       Chairman of the Board           W. H. File III                  Dr. Paul H. Loflin        Albert M. Tieche, Jr.
                                       Paul E. Hess, Jr.               Carolyn H. McCulloch      E. A. Tuckwiller, Jr.
     Philip L. McLaughlin              John C. Horton, Jr.             Beulah D. Moore           Munir S. Yarid
       President and Chief             Tracy W. Hylton II              Harper W. Nelson
       Executive Officer               William E. Kane                 Rodney H. Pack
                                       H. L. Kirkpatrick               E. M. Payne III
     David W. Hambrick                 Robert L. Kosnoski              R. T. Rogers
       Executive Vice President
       and Chief Financial Officer

-------------------------------------------------------------------------------

     DIRECTORS OF BANK OF RALEIGH


     Carolyn H. McCulloch              W. H. File III                  Robert L. Kosnoski        E. M. Payne III
       Chairman of the Board           Paul E. Hess, Jr.               Thomas E. Lilly           James E. Songer
                                       Tracy W. Hylton II              Dr. Paul H. Loflin        Albert M. Tieche, Jr.
     Frank S. Harkins, Jr.             H. L. Kirkpatrick               Philip L. McLaughlin
       President and Chief
         Executive Officer

-------------------------------------------------------------------------------

     DIRECTORS OF FIRST NATIONAL BANK IN MARLINTON


     William E. Kane                   Beulah D. Moore                 David W. Hambrick       Louise B. McNeel
       Chairman of the Board             Executive Vice President      Dolan Irvine            Harper W. Nelson
       and President                     and Chief Executive Officer   John R. LaRue           Jimmie A. Ryder, Sr.
                                                                       Philip L. McLaughlin
     Harry J. Widney                   James E. Baxter
       Vice President and Vice
       Chairman of the Board

-------------------------------------------------------------------------------

     DIRECTORS OF GREENBRIER VALLEY NATIONAL BANK


     Munir S. Yarid                    Philip L. McLaughlin            John M. Alderson IV       Rodney H. Pack
       Chairman of the Board             President and Chief           John Wade Bell III        Norman B. Ream, Jr.
                                         Executive Officer             L. Wade Griffith          Don R. Smathers
     John C. Horton, Jr.                                               Jesse O. Guills           E. A. Tuckwiller, Jr.
       Vice Chairman of the            David W. Hambrick               Frank S. Harkins, Jr.     John R. Wilson, D.V.M.
       Board                             Executive Vice President      James A. King

-------------------------------------------------------------------------------

     DIRECTORS OF NATIONAL BANK OF SUMMERS


     J. Campbell Gwinn                 Paul E. Hess, Jr.               Frank S. Harkins, Jr.     Victor G. Morgan
       Chairman of the Board             President and Chief           Jack L. Hellems           J. M. O'Bryan
                                         Executive Officer             S. D. McLean              Leon Ray Pivont
     R. T. Rogers
       Vice Chairman of the            James G. Dillon
       Board

-------------------------------------------------------------------------------
ADDITIONAL INFORMATION
-------------------------------------------------------------------------------

MEMBER BANKS AND LOCATIONS



 BANK OF RALEIGH                               GREENBRIER VALLEY NATIONAL BANK
    Offices:                                      Offices:
    One Park Avenue, Beckley                       Alderson
    Main and South Kanawha Streets, Beckley        Lewisburg
    Crossroads Mall, Bradley                       Rainelle
                                                   Rupert


 NATIONAL BANK OF SUMMERS
    Offices:                                   FIRST NATIONAL BANK IN MARLINTON
     Temple Street, Hinton                        Office:
     Stokes Drive, Hinton                          300 Eighth Street, Marlinton


              HORIZON BANCORP, INC. IS AN AFFILIATION OF COMMU-
                NITY BANKS, BOUND TOGETHER BY A COMMON GOAL OF ENHANCING SHAREHOLDER VALUE BY COMPETING MORE EFFECTIVELY IN THE FINANCIAL MARKET PLACE.


44