Form 10-Q
period 1995-03-31
HORIZON BANCORP INC /WV/
filed 1995-05-15
CIK 730025

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended MARCH 31, 1995               Commission File Number: 0-11672
                  --------------                                       -------

                            HORIZON BANCORP, INC.
                            ---------------------
            (Exact name of registrant as specified in its charter)


WEST VIRGINIA                                   55-0631939
- -------------------------------                 -------------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer Identification
Incorporation or Organization)                  Number)


BOX D, BECKLEY, WV                                        25802-2803
- -------------------------------                           ----------
(Address of Principal Executive                           (Zip Code)
Offices)


Registrant's telephone number, including area code        (304) 255-7000
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  X        No
                               -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                             Outstanding at April 20, 1995
- -----------------------------                     -----------------------------
Common stock, $1.00 par value                     2,835,670 shares

                            HORIZON BANCORP, INC.


                                  FORM 10-Q


                                    INDEX


     PART I     FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets-March 31, 1995 and December 31, 1994

     Condensed Consolidated Statements of Income For The Three Months Ended March 31, 1995 and 1994

     Condensed Consolidated Statement of Changes in Shareholders' Equity For The Three Months Ended March 31, 1995

     Condensed Consolidated Statements of Cash Flows For The Three Months Ended March 31, 1995 and 1994

     Notes to Condensed Consolidated Financial Statements-March 31, 1995

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     PART II   OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

     EXHIBIT 11

     Computation of Earnings Per Share

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      HORIZON BANCORP, INC. & SUBSIDIARIES

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                    MARCH 31,          DECEMBER 31,
                                                                                   1995                 1994
                                                                                (Unaudited)           (Audited)
                                                                                -----------         ------------
ASSETS
- ------
Cash and Due From Banks                                                          $ 15,609              $ 19,082
Federal Funds Sold                                                                 13,980                 5,350
                                                                                 --------              --------
  Total Cash and Cash Equivalents                                                  29,589                24,432
Investment Securities:
  Available-For-Sale (At Fair Value)                                               61,866                57,569
  Held-To-Maturity (Approximate Fair Value of $85,318
    at March 31, 1995 and $93,445 at December 31, 1994)                            87,161                97,581
Loans:
  Commercial                                                                       99,041               100,169
  Real Estate                                                                     195,668               188,323
  Loans to Individuals                                                             94,077                93,119
                                                                                 --------              --------
     Total Loans                                                                  388,786               381,611
  Less:  Unearned Income                                                           (5,185)               (4,701)
         Allowance for Loan Losses                                                 (6,412)               (6,328)
                                                                                 --------              --------
     Net Loans                                                                    377,189               370,582
                                                                                 --------              --------
Premises and Equipment-Net                                                          8,699                 7,097
Other Assets                                                                       12,184                12,674
                                                                                 --------              --------
     Total Assets                                                                $576,688              $569,935
                                                                                 ========              ========

LIABILITIES
- -----------
Deposits:
  Non-Interest Bearing                                                           $ 67,010              $ 70,781
  Interest Bearing                                                                417,359               412,774
                                                                                 --------              --------
     Total Deposits                                                               484,369               483,555
Short-Term Borrowings                                                              19,135                16,797
Other Liabilities                                                                   7,268                 6,001
                                                                                 --------              --------
      Total Liabilities                                                           510,772               506,353
                                                                                 --------              --------

SHAREHOLDERS' EQUITY
- --------------------
Common Stock (Par Value $1.00 Per Share,
  Authorized 5,000,000 Shares, 2,835,670 Issued
    and Outstanding)                                                                2,835                 2,835
Capital Surplus                                                                    12,262                12,262
Retained Earnings                                                                  51,275                49,903
Deferred ESOP Benefit                                                                 (86)                 (121)
Unrealized Loss on Available-for-Sale
  Securities, Net of Deferred Income Taxes                                           (370)               (1,297)
                                                                                 --------              --------
       Total Shareholders' Equity                                                  65,916                63,582
                                                                                 --------              --------
     Total Liabilities and Shareholders' Equity                                  $576,688              $569,935
                                                                                 ========              ========

See Notes to Condensed Consolidated Financial Statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     HORIZON BANCORP, INC. AND SUBSIDIARIES
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
(UNAUDITED, DOLLARS IN THOUSANDS,                                  MARCH 31
EXCEPT PER SHARE DATA)                                         1995        1994
                                                               ----        ----
INTEREST INCOME
- ---------------
  Interest and Fees on Loans                                 $ 8,411     $ 7,071
  Investment Securities:
     Taxable                                                   1,746       1,986
     Exempt from Federal Taxes                                   515         532
  Federal Funds Sold and Other                                   141         130
                                                             -------     -------
       Total Interest Income                                  10,813       9,719

INTEREST EXPENSE
- ----------------
  Interest on Deposits                                         3,773       3,486
  Interest on Borrowings                                         113         132
                                                             -------     -------
       Total Interest Expense                                  3,886       3,618
                                                             -------     -------

            Net Interest Income                                6,927       6,101
Provision for Loan Losses                                        217         326
                                                             -------     -------
        Net Interest Income After Provision for
          Loan Losses                                          6,710       5,775

OTHER INCOME
- ------------
   Service Charges and Fees                                      423         481
   Investment Securities (Losses) Gains                         (131)         18
   Other                                                         311         136
                                                             -------     -------
        Total Other Income                                       603         635

OTHER OPERATING EXPENSES
- ------------------------
   Salaries and Employee Benefits                              2,056       2,036
   Net Occupancy                                                 559         478
   Other Expenses                                              1,634       1,494
                                                             -------     -------
        Total Other Operating Expenses                         4,249       4,008
                                                             -------     -------

               Income Before Income Taxes                      3,064       2,402
Applicable income taxes                                          983         817
                                                             -------     -------
Net Income                                                   $ 2,081     $ 1,585
                                                             =======     =======
Net Income Per Common Share                                  $  0.73     $  0.54
                                                             =======     =======
Average Common Shares Outstanding                              2,835       2,835
                                                             =======     =======


See Notes to Condensed Consolidated Financial Statements.

                                   CONDENSED
                             CONSOLIDATED STATEMENT
                            OF SHAREHOLDERS' EQUITY
                     HORIZON BANCORP, INC. AND SUBSIDIARIES

(UNAUDITED, DOLLARS IN THOUSANDS,
 EXCEPT PER SHARE DATA)

                                      COMMON     CAPITAL     RETAINED     DEFERRED      UNREALIZED
                                       STOCK     SURPLUS     EARNINGS       ESOP         LOSS ON
                                                                          BENEFIT       AVAILABLE-
                                                                                         FOR-SALE
                                                                                        SECURITIES      TOTAL
                                  ----------------------------------------------------------------------------
Balance, December 31,
  1994                              $ 2,835      $12,262    $49,903        $ (121)     $(1,297)        $63,582

Net Income Three
  Months Ended
  March 31, 1995                                              2,081                                      2,081

Cash Dividends ($0.25
  Per Share)                                                   (709)                                      (709)

Change in Unrealized
  Loss on Available-for-Sale
  Securities, Net of Deferred
  Income Taxes of $478                                                                     927             927


Reduction in  ESOP
 Indebtedness                                                                  35                           35
                                    -------      -------    -------       -------      -------         -------
Balance, March 31, 1995             $ 2,835      $12,262    $51,275           (86)     $  (370)        $65,916
                                    =======      =======    =======       =======      =======         =======


See Notes to Condensed Consolidated Financial Statements.

                    HORIZON BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED, DOLLARS IN THOUSANDS)                                      THREE MONTHS ENDED
                                                                            MARCH 31
                                                                      1995            1994
                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------
Net Income                                                          $ 2,081         $ 1,585
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation                                                          248             169
  Amortization                                                          (26)             43
  Provision for Loan Losses                                             217             326
  Loss (Gain) on Sale of Investments                                    131             (18)
Change in Other Assets                                                 (460)         (1,081)
Change in Other Liabilities                                             729             696
                                                                   --------        --------
    Net Cash Provided by Operating Activities                         3,861           1,720

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------

Proceeds from Maturities of Interest-Bearing Deposits                     0             466
Proceeds from Maturities of Available-for-Sale Investments            1,500           2,606
Proceeds from Sales of Available-for-Sale Investments                 5,128             549
Proceeds from Maturities of Held-to-Maturity Investments             13,201          13,538
Purchases of Available-for-Sale Investments                         (11,535)         (4,344)
Purchases of Held-to-Maturity Investments                              (767)         (7,075)
Net Change in Loans                                                  (6,824)         (2,338)
Purchases of Premises and Equipment                                  (1,850)           (112)
                                                                   --------        --------
  Net Cash (Used in) Provided by Investing Activities                (1,147)          3,290

CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------

Net Change in Deposits                                                  814           2,742
Net Change in Short-Term Borrowings                                   2,338             221
Payments on Long-Term Borrowings                                          0            (400)
Cash Dividends Paid                                                    (709)           (681)
                                                                   --------        --------
  Net Cash Provided by Financing Activities                           2,443           1,882
                                                                   --------        --------

  Increase in Cash and Cash Equivalents                               5,157           6,892

Cash and Cash Equivalents:
  Beginning of Period                                                24,432          21,672
                                                                   --------        --------
  End of Period                                                    $ 29,589        $ 28,564
                                                                   ========        ========



See Notes to Condensed Consolidated Financial Statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    HORIZON BANCORP, INC. AND SUBSIDIARIES
                                MARCH 31, 1995
                                 (UNAUDITED)
(DOLLARS IN THOUSANDS)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Horizon Bancorp, Inc. ("Horizon"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

These financial statements are to be read in conjunction with the financial statements and notes included in the 1994 Annual Report and Form 10-K of Horizon Bancorp, Inc.

NOTE 2.  ACQUISITIONS

Horizon, through two of its subsidiary banks, has entered into purchase and assumption agreements with Huntington National Bank ("Huntington") under which Horizon's subsidiary banks will purchase certain assets and assume certain liabilities of Huntington.

Greenbrier Valley National Bank acquired the Huntington office located at Fairlea, Greenbrier County with assets of approximately $4,627 on March 31, 1995. Bank of Raleigh will acquire Huntington offices located at Beaver and Sophia, Raleigh County, and at Oak Hill in Fayette County on May 12, 1995. The assets of these offices to be acquired by Bank of Raleigh are expected to total approximately $13,649.

NOTE 3. SUMMARY OF LOAN LOSS EXPERIENCE

A summary of the changes in the allowance for loan losses is as follows:

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31
                                                                     1995          1994
                                                                     ----          ----

Balance at Beginning of Period                                      $6,328         $5,651

 Charge-offs

  Commercial                                                            22             91
  Real Estate                                                            0             73
  Loans to Individuals                                                 214            137
                                                                      ----            ---
                                                                       236            301

Recoveries

  Commercial                                                            42             10
  Real Estate                                                            1              1
  Loans to Individuals                                                  60             68
                                                                    ------         ------
                                                                       103             79

Net Charge-offs                                                        133            222
Provision for Loan Losses                                              217            326
                                                                    ------         ------

Balance at End of Period                                            $6,412         $5,755
                                                                    ======         ======


Percentage of Annualized Net Charge-offs
During the Periods to Average Net Loans
Outstanding During the Period                                         0.14%          0.25%

Percentage of Allowance for Loan Losses                               1.67%          1.64%
to Period-End Loans, Net of Unearned Income

Percentage of Nonaccrual Loans                                        0.61%          2.21%
to Period-End Loans, Net of Unearned Income

NOTE 4:  INVESTMENT SECURITIES

The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                   AVAILABLE-FOR-SALE SECURITIES
                                                       GROSS         GROSS        ESTIMATED
                                        AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                          COST         GAINS         LOSSES         VALUE
MARCH 31, 1995
U.S. Treasury Securities and
 Obligations of U.S. Government
  Agencies and Corporations             $ 47,324       $ 398        $  (599)       $ 47,123
Mortgage-backed Securities                10,336          66           (345)         10,057
                                        ---------------------------------------------------
   Total Debt Securities                $ 57,660       $ 464        $  (944)       $ 57,180
Equity Securities                          4,833           7           (154)          4,686
                                        ---------------------------------------------------
   Totals                               $ 62,493       $ 471        $(1,098)       $ 61,866
                                        ===================================================


                                                   HELD-TO-MATURITY SECURITIES
                                                       GROSS         GROSS        ESTIMATED
                                        AMORTIZED    UNREALIZED    UNREALIZED        FAIR
                                          COST         GAINS         LOSSES          VALUE
MARCH 31, 1995
U.S. Treasury Securities and
 Obligations of U.S. Government
  Agencies and Corporations             $ 44,685       $ 192        $  (768)       $ 44,109
Obligations of States and
  Political Subdivisions                  40,849         175         (1,444)         39,580
Mortgage-backed Securities                    61           3             --              64
Other Debt Securities                      1,566          14            (15)          1,565
                                        ---------------------------------------------------
   Totals                               $ 87,161       $ 384        $(2,227)       $ 85,318
                                        ===================================================

                                                  AVAILABLE-FOR-SALE SECURITIES
                                                       GROSS         GROSS       ESTIMATED
                                        AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                          COST         GAINS         LOSSES        VALUE

DECEMBER 31, 1994
U.S. Treasury Securities
  and Obligations of U.S.
  Government Agencies
  and Corporations                      $ 44,787        $  4        $(1,411)       $ 43,380
Mortgage-backed Securities                10,579          15           (584)         10,010
Other Securities                           4,365          --           (186)          4,179
                                        ---------------------------------------------------
  Totals                                $ 59,731        $ 19        $(2,181)       $ 57,569
                                        ===================================================




                                                   HELD-TO-MATURITY SECURITIES
                                                       GROSS         GROSS        ESTIMATED
                                        AMORTIZED    UNREALIZED    UNREALIZED        FAIR
                                          COST         GAINS         LOSSES         VALUE
DECEMBER 31, 1994
U.S. Treasury Securities
  and Obligations of U.S.
  Government Agencies
  and Corporations                      $ 55,290        $ 45        $(1,429)       $ 53,906
Obligations of States and
  Political Subdivisions                  40,749          79         (2,786)         38,042
Mortgage-backed Securities                    62           2              --             64
Other Debt Securities                      1,480          --            (47)          1,433
                                        ---------------------------------------------------
  Totals                                $ 97,581        $126        $(4,262)       $ 93,445
                                        ===================================================


The appropriate classification of securities is determined by management at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity investments and carried at amortized historical cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.

Securities to be held for indefinite periods of time, including securities that management intends to utilize as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, changes in regulatory capital requirements, or other similar factors, are classified as available-for-sale and are carried at fair value.

NOTE 5.  NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. Horizon adopted SFAS No. 114 as of January 1, 1995 and impaired loans approximated $2,545. Included in this amount is approximately $2,545 of impaired loans for which the related allowance for loan losses is $679. As of March 31, 1995, impaired loans approximated $2,517. Included in this amount is approximately $2,517 of impaired loans for which the related allowance for loan losses is $647. Horizon records interest income on impaired loans using the cash method.

                             HORIZON BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 MARCH 31, 1995

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following is a discussion and analysis focused on significant changes in the financial condition and a review of the results of operations of Horizon Bancorp, Inc. Horizon is a multi-bank holding company whose subsidiaries are Bank of Raleigh, First National Bank in Marlinton, Greenbrier Valley National Bank, and National Bank of Summers of Hinton. The financial information in this section should be read in conjunction with the December 31, 1994 consolidated financial statements and the accompanying notes to the financial statements.

RESULTS OF OPERATIONS

For the three months ended March 31, 1995, Horizon's net income totaled $2,081, as compared to $1,585 for the same period of 1994. This represents an increase of $496 or 31.29% in net income for the first three months of 1995 as compared to the same period of 1994. Earnings per common share for the three months ended March 31, 1995 and 1994 were $0.73 and $0.56, respectively.

Contributing factors to the increase in Horizon's net income for the three months ended March 31, 1995, included an increase of $826 in net interest income and a decrease in provision for loan losses of $109. These factors were offset by a decrease of $32 in total other operating income, an increase of $241 in total other operating expenses, and an increase of $166 in applicable income taxes.

Return on average assets (ROA) measures the effectiveness of the utilization of assets in generating earnings while return on average equity (ROE) measures the amount of income earned relative to the amount of shareholders' investment.
For the three months ended March 31, 1995, Horizon's ROA approximated 1.47% and compares to 1.14% for the three months ended March 31, 1994. For the three months ended March 31, 1995, Horizon's ROE was 12.79%, an increase from the March 31, 1994, total of 10.46%.

NET INTEREST INCOME

Horizon's net interest income represents the excess of interest earned on loans, investment securities and other interest-earning assets over the interest incurred on deposits and borrowings and constitutes the largest source of earnings. Net interest income is influenced by the volume and relative yield (or cost) of earning assets and interest-bearing liabilities as well as the relative sensitivity of such assets and liabilities to changes in interest rates. Within this discussion, net interest income is presented on a taxable-equivalent basis to adjust for the tax favored status of earnings from certain loans and investments, principally obligations of state and local governments.

During the first three months of 1995, Horizon's net interest income (FTE) increased $837 or 13.09% from March 31, 1994. Horizon's net yield on interest-earning assets for the period ended March 31,

1995, increased to 5.4% from 4.8% for the same period of 1994. This increase can be attributed to the weighted average yield on interest-earning assets increasing at a more rapid pace than the weighted average cost of interest-bearing liabilities.

Horizon's average interest-earning assets increased $5,757 or 10.8% from the March 31, 1994, total of $532,056. This increase resulted primarily from a growth in loans of $30,768 or 8.81%. This increase in loans resulted from higher demand for commercial, real estate, and consumer loans, and is reflective of marketing efforts and cyclical factors. A major portion of the growth in loans has been funded by a decrease in total securities.
Investment securities decreased $19,974 or 11.75% from an average balance of $170,019 for the first quarter of 1994 to an average balance of $150,045 for the first quarter of 1995.

Average interest-bearing liabilities increased $1,373 or 0.32% from $429,971 at March 31, 1994 to $430,202 at March 31, 1995. Increases, primarily in time savings, were somewhat offset by decreased interest-bearing demand deposits, regular savings deposits, and other borrowings over the reported period. The weighted average cost of funds increased from 3.4% for the three months ended March 31, 1994, to 3.6% for the three months ended March 31, 1995. The weighted average cost of funds increased in the time savings category 60 basis points, while regular short-term borrowings declined 40 basis points in cost. The other categories of interest-bearing liabilities remained unchanged.

The following chart illustrates the average distribution of assets, liabilities and shareholders' equity, interest earnings and expense, and average rates, for the three months ended March 31, 1995 and 1994.

                                 AVERAGE RATES
                AVERAGE DISTRIBUTION OF ASSETS, LIABILITIES AND
              SHAREHOLDERS' EQUITY, INTEREST EARNINGS & EXPENSES,

                                                            MARCH 31, 1995                        MARCH 31, 1994
                                                   ------------------------------         ------------------------------
                                                    AVERAGE    EARNINGS/   YIELD/          AVERAGE    EARNINGS/   YIELD/
                                                   BALANCES     EXPENSE     RATE          BALANCES     EXPENSE     RATE
                                                   ------------------------------         ------------------------------
      ASSETS
Interest-earning assets:
  Loans, net of unearned
    interest                                       $379,097      $ 8,451     8.9%          $348,329      $ 7,091     8.1%
  Securities
    Taxable                                         108,986        1,746     6.4%           128,823        1,986     6.2%
    Tax-exempt                                       41,059          780     7.6%            41,196          806     7.8%
                                                   --------      -------     ----          --------      -------     ----
     Total Securities                               150,045        2,526     6.7%           170,019        2,792     6.6%
                                                   --------      -------     ----          --------      -------     ----

Interest-bearing deposits
  with other banks                                        0            0     0.0%             1,821           41     9.0%
Federal funds sold & other                            8,671          141     6.5%            11,887           89     3.0%
                                                   --------      -------     ----          --------      -------     ----
     Total interest-earning
       assets                                       537,813       11,118     8.3%           532,056       10,013     7.5%
                                                   --------      -------     ----          --------      -------     ----

Noninterest-earning assets:
  Cash and due from banks                            16,484                                  14,250
  Premises and equipment-net                          7,441                                   7,108
  Other assets                                       12,121                                  10,441
  Allowance for loan losses                          (6,328)                                 (5,705)
                                                   --------                                --------
     Total assets                                  $567,531                                $558,150
                                                   ========                                ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Interest-bearing liabilities:
  Interest-bearing demand
    deposits                                       $ 86,340        $ 581     2.7%          $ 90,684        $ 636     2.8%
  Regular savings                                   120,809          964     3.2%           131,994        1,091     3.3%
  Time savings                                      206,149        2,228     4.3%           190,350        1,760     3.7%
  Other borrowings                                   16,904          113     2.7%            16,943          131     3.1%
                                                   --------     --------     ----          --------        -----     ----
    Total interest-bearing
      liabilities                                   430,202        3,886     3.6%           429,971        3,618     3.4%
                                                   --------     --------     ----          --------        -----     ----
Noninterest-bearing liabilities:
  Demand deposits                                    68,458                                  60,405
  Other liabilities                                   3,805                                   7,157
                                                   --------                                --------
     Total liabilities                              502,465                                 497,533
                                                   --------                                --------

Shareholders' equity                                 65,066                                  60,617
                                                   --------                                --------

  Total liabilities and
    shareholders' equity                           $567,531                                $558,150
                                                   ========                                ========

NET INTEREST EARNINGS                                           $  7,232                                 $ 6,395
                                                                ========                                 =======
NET YIELD ON INTEREST-EARNING ASSETS                                         5.4%                                    4.8%
                                                                             ===                                     ===

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $6,412 at March 31, 1995, compared to $6,328 at December 31, 1994. Expressed as a percentage of total loans, net of unearned income, the allowance for loan losses was 1.67% at March 31, 1995, and 1.68% at December 31, 1994.

For the three-month period ended March 31, 1995, charge-offs have decreased $65 or 21.59% from the applicable period in 1994. Charge-offs of commercial loans decreased $69 or 75.82%. The decline in charge-offs is an indication of improvement in the local economy. Real estate loan charge-offs declined $73 or 100% from the applicable period in 1994. The decrease was due to minimal foreclosures on residential properties. Charge-offs on loans to individuals increased $77 or 56.20% for the three months ended March 31, 1995, from the applicable period in 1994. This was a result of more aggressive collection procedures.

Horizon's provision for loan losses totaled $217 for the three months ended March 31, 1995, representing a 33.44% decrease from the provision charged to income for the three months ended March 31, 1994. The decreased provision for loan losses was deemed prudent in light of a decrease of $89 or 40.09% in net charge-offs and an improvement in the level of asset quality as evidenced by a decline of $5,392 or 69.58% in nonaccrual loans from March 31, 1994 to March 31, 1995.

Horizon's loans 90 days or more delinquent and still accruing interest at March 31, 1995, decreased from $1,781 at December 31, 1994, to $1,549 at March 31, 1995, or 13.03%. Expressed as a percentage of total loans, Horizon's loans 90 or more days delinquent totaled 0.40% at March 31, 1995, as compared to 0.47% at December 31, 1994.

Horizon's policy is to place in nonaccrual status those loans (including loans impaired under SFAS No. 114) which are past due over 90 days, unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $2,357 at March 31, 1995, and have decreased $624 or 20.93% from December 31, 1994. A major portion of the decrease was noted in nonaccrual real estate loans which decreased $495 or 28.33% from $1,747 at December 31, 1994 to $1,252 at March 31, 1995.

Nonperforming assets as of March 31, 1995, and December 31, 1994 were:

                                                     MARCH 31,         DECEMBER 31,
                                                       1995                1994
Nonaccruing Loans                                     $ 2,357             $ 2,981

Loans Past Due 90 Days or
More and Still Accruing Interest                        1,549               1,781
                                                      -------              ------
Total                                                 $ 3,906             $ 4,762
                                                      =======             =======

Total Nonaccrual Loans as a
% of Total Loans                                         0.61%               0.78%

Loans Past Due 90 Days or More and
Still Accruing Interest as a
% of Total Loans                                         0.40%               0.47%

Based upon management's current assessment of the loan portfolio, there are no additional significant loans which have been identified as potential problem loans or would cause the allowance for loan losses to be materially misstated.

Horizon's foreclosed real estate totaled $888 at March 31, 1995, and has increased $126 or 16.54% from the total of $762 at December 31, 1994. Management is actively seeking disposition of all tracts with a minimal amount of loss anticipated.

NONINTEREST INCOME

For the three months ended March 31, 1995, noninterest income totaled $603 and has decreased $32 or 5.04% from the $635 reported in the same period in 1994. Noninterest income represents all sources of income except that derived from interest on earning assets.

Service charges on deposit accounts and other fee income totaled $423 for the first three months of 1995 and have decreased $58 or 12.06% from the 1994 period.

For the three month period ended March 31, 1995, other noninterest income increased $175 or 128.68% and was due to an increase of $101 in trust income and insignificant increases in the other categories.

Investment securities losses were $131 during the first three months of 1995 as compared to securities gains of $18 during the first three months of 1994. These losses were incurred to take advantage of the purchase of higher yielding investments.

NONINTEREST EXPENSE

Horizon's noninterest expense for the three months ended March 31, 1995, totaled $4,249, an increase of $241 or 6.01% from the three months ended March 31, 1994, total of $4,008. Primary contributors to the increase included an $81 or 16.95% increase in net occupancy expense and a $140 or 9.37% increase in other expenses.

Increase in net occupancy expense is due to $100 depreciation on computer equipment purchases during the first quarter of 1995. Included in other operating expenses for the three months ended March 31, 1995, are $30 in legal fees associated with the purchase of the Huntington branches and $60 in expenses related to the data processing conversion of two subsidiary banks in the second quarter of 1995.

INCOME TAXES

The effective tax rate was 32.08% for the three months ended March 31, 1995, and compares to 34.01% for the three month period ended March 31, 1994.

BALANCE SHEET ANALYSIS

Total assets increased $6,753 or 1.18% from the December 31, 1994, total. At March 31, 1995, total assets were $576,688 and is compared to the December 31, 1994, total of $569,935.

Federal funds sold increased $8,630 or 161.31% from the December 31, 1994, total of $5,350. This increase is due to loan commitments scheduled to be funded in the second quarter of 1995. Horizon is experiencing stronger loan demand as a result of cyclical factors, a more active officer call program, and a marketing program which continues to emphasize the locally-owned status of the corporation.

Investment securities totaled $149,027 at March 31, 1995, and have decreased $6,123 or 3.95% from the December 31, 1994, total of $155,150. This is attributable to loan demand and is reflective of management's strategy to fund portions of loan growth through maturities of investment securities.

Stronger loan demand is evidenced by growth in total loans in the first quarter of 1995 of $4,794 or 1.27% and is exclusive of $2,381 in loans purchased from Huntington. Minimal growth occurred in consumer loans which increased $958 or 1.03% from year-end 1994. Real estate loans increased $7,345 or 3.90% from December 31, 1994, and evidences increasing construction and residential purchases in the market area of the subsidiary banks. Commercial loans have declined $1,128 or 1.13% from December 31, 1994. It is noted that the subsidiary banks currently have commitments to fund commercial loans totaling $14,467.

Because of higher loan volume, collection efforts, and refinements in the loan review process, the allowance for loan losses increased during the first quarter of 1995. At March 31, 1995, the allowance for loan losses was $6,412 and has increased $84 or 1.33% from the year-end 1994 total of $6,328.

Net premises and equipment has increased $700 or 9.86% from $7,097 at December 31, 1994 to $7,797 at March 31, 1995. Significant items in the increase include $448 for construction of a subsidiary bank building and $200 for purchase of real estate, and $902 for purchase of computer equipment.

Total deposits at March 31, 1995 are $484,369 and have increased $814 or 0.17% from the December 31, 1994, total of $483,555. The loans-to-deposits ratio was 79.20% at March 31, 1994, and compares to 77.95% at December 31, 1994.

At March 31, 1995, short-term borrowings primarily consist of securities sold under agreements to repurchase and are offered for customer accommodation. Total repurchase agreements of $19,135 represent an increase of $2,338 or 13.92% from the total of $16,797 at December 31, 1994, and is due to seasonal increases in anticipation of income tax payments.

Shareholder's equity increased $2,334 or 3.67% from the total at December 31, 1994, and is attributable to retention of earnings and the decrease in unrealized loss on available-for-sale securities of $927.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Horizon's liquidity position is believed to be adequate for the availability of funds for loan growth and deposit withdrawals, and provides for other transaction requirements. Liquidity is provided primarily by investments in cash and cash equivalents and maturities of investments and loans. The liquidity position is monitored regularly and management is not aware of any trends, commitments, or events that are likely to result in a liquidity increase or decrease in a material amount.

Interest rate risk is measured through a static gap analysis which is shown in the following table. Within the three months or less time frame are balances of interest-bearing transaction accounts and regular savings totaling $202,199. This is the primary reason that Horizon is in a negative gap position for that period. The subsidiary banks are currently experiencing an increase in certificates of deposit as consumers are responding to an upward trend in market interest rates.

The following table represents the interest sensitivity gap for periods presented taking into consideration the periodic payments on loans and contractual repricing of interest-bearing assets or interest-bearing liabilities.

ASSETS & LIABILITIES                                      AFTER         AFTER
MATURITIES & RATE                                       3 MONTHS       1 YEAR
SENSITIVITY                              3 MONTHS         WITHIN       WITHIN        OVER
MARCH 31, 1995                            OR LESS       12 MONTHS      5 YEARS      5 YEARS       TOTAL
                                         --------      ----------     --------     --------       -----
EARNING ASSETS

Loans*                                   $129,242        $63,496      $53,778      $34,728      $381,244
Investments                                12,604         13,152       71,242       52,029       149,027
Federal Funds Sold                         13,980              0            0            0        13,980
                                         ---------------------------------------------------------------
Total Interest-
Earning Assets                            155,826         76,648      225,020       86,757       544,251

INTEREST-BEARING
LIABILITIES

Interest-Bearing
Transaction Accounts                       84,991              0            0            0        84,991
Savings                                   117,208              0            0            0       117,208
Time Savings                               60,256        105,660       25,644       23,600       215,160
Borrowed Funds                             19,135              0            0            0        19,135
                                         ---------------------------------------------------------------
Total Interest-
Bearing Liabilities                       281,590        105,660       25,644       23,600       436,494
                                         ---------------------------------------------------------------
Interest Sensitivity
Gap                                     $(125,764)      $(29,012)    $199,376      $63,157      $107,757
                                        ================================================================
Cumulative Interest
Sensitivity Gap                         $(125,764)     $(154,776)     $44,600     $107,757
                                        ==================================================
Ratio of Interest-
Sensitive Assets to
Interest-Sensitive
Liabilities                                 55.34%         72.54%
                                            =====================
Ratio of One Year Cumulative
Interest Sensitivity Gap to Total
Assets                                     (26.84%)

*Nonaccrual loans are not included.

Noninterest-bearing demand deposits are not considered in this analysis.

CAPITAL RESOURCES AND DIVIDENDS

Beginning January 1, 1994, FAS 115 required available-for-sale investments to be carried at fair value with a corresponding adjustment, net of tax, included in shareholders' equity. At March 31, 1995, shareholders' equity included an unrealized net loss on available-for-sale investments of $370. Because bond rates experienced a general decline in the first quarter of 1995, the unrealized net loss on available-for-sale securities declined $927 or 71.47% from $1,297 at December 31, 1994 to $370 at March 31, 1995.

Shareholders' equity when expressed as a percentage of total assets totaled 11.43% on March 31, 1995, an increase of 2.42% from the 11.16% reported on December 31, 1994. The primary capital ratio, which includes equity and the allowance for loan losses, was 12.40% on March 31, 1995, and has increased 2.23% from the 12.13% reported on December 31, 1994. The federal regulatory agencies have adopted risk-based capital guidelines; Horizon continues to be well above the minimum guidelines for all risk-based ratios.

Pertinent capital ratios were:

                                          March 31,  December 31,
                                            1995         1994
                                            ----         ----
Shareholders' Equity/Total Assets          11.43%       11.16%
Primary Capital Ratio                      12.40        12.13
Risk-Adjusted Capital:
  Tier I                                   17.70        17.86
  Tier I and II                            18.85        19.65
  Leverage                                 11.33        11.19

                             HORIZON BANCORP, INC.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, other than ordinary litigation incidental to the business, to which Horizon Bancorp or any of its subsidiaries is a party to or of which any of their property is subject. Management believes that the liability, if any, resulting from current litigation will not be material to the reported financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the first quarter of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   HORIZON BANCORP, INC.
                                                   --------------------------
                                                   (Registrant)


Date: April 20, 1995                               /s/ Frank S. Harkins, Jr.
      --------------                               --------------------------
                                                   Frank S. Harkins, Jr.
                                                   Chairman of the Board



Date: April 20, 1995                               /s/ David W. Hambrick
      --------------                               --------------------------
                                                   David W. Hambrick
                                                   Executive Vice President and
                                                   Chief Financial Officer