Form 10-Q
period 1995-06-30
HORIZON BANCORP INC /WV/
filed 1995-08-14
CIK 730025

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended JUNE 30, 1995                Commission File Number: 0-11672
                  -------------                                        -------

                            HORIZON BANCORP, INC.
                            ---------------------
            (Exact name of registrant as specified in its charter)


WEST VIRGINIA                                   55-0631939
-------------------------------                 -------------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer Identification
Incorporation or Organization)                  Number)


BOX D, BECKLEY, WV                              25802-2803
-------------------------------                 -------------------------------
(Address of Principal Executive                 (Zip Code)
Offices)


Registrant's telephone number, including area code        (304) 255-7000
                                                          ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  X        No
                               -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                             Outstanding at July 20, 1995
-----------------------------                     ----------------------------
COMMON STOCK, $1.00 PAR VALUE                     2,832,670 SHARES

                            HORIZON BANCORP, INC.


                                  FORM 10-Q


                                    INDEX


     PART I     FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets-June 30, 1995 and December 31, 1994

     Condensed Consolidated Statements of Income For The Three Months Ended June 30, 1995 and 1994 and for the Six Months Ended June 30, 1995 and 1994

     Condensed Consolidated Statement of Changes in Shareholders' Equity For The Six Months Ended June 30, 1995

     Condensed Consolidated Statements of Cash Flows For The Six Months Ended June 30, 1995 and 1994

     Notes to Condensed Consolidated Financial Statements-June 30, 1995

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     PART II   OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

     EXHIBIT 11

     Computation of Earnings Per Share


     Exhibit 27

     Financial Data Schedule

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      HORIZON BANCORP, INC. & SUBSIDIARIES

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                     JUNE 30,          DECEMBER 31,
                                                                                     1995                  1994
                                                                                (Unaudited)           (Audited)

ASSETS
------
Cash and Due From Banks                                                          $ 16,177              $ 19,082
Federal Funds Sold                                                                 11,600                 5,350
                                                                                 --------              --------
  Total Cash and Cash Equivalents                                                  27,777                24,432
Investment Securities:
  Available-For-Sale (At Fair Value)                                               62,478                57,569
  Held-To-Maturity (Approximate Fair Value of $83,092
    at June 30, 1995 and $93,445 at December 31, 1994)                             83,227                97,581
Loans:
  Commercial                                                                       96,755               100,169
  Real Estate                                                                     199,696               188,323
  Loans to Individuals                                                            119,073                93,119
                                                                                 --------              --------
     Total Loans                                                                  415,524               381,611
  Less:  Unearned Income                                                           (7,470)               (4,701)
         Allowance for Loan Losses                                                 (6,478)               (6,328)
                                                                                 --------              --------
     Net Loans                                                                    401,576               370,582
                                                                                 --------              --------
Premises and Equipment-Net                                                          9,081                 7,097
Other Assets                                                                       13,201                12,674
                                                                                 --------              --------
     Total Assets                                                                $597,340              $569,935
                                                                                 ========              ========

LIABILITIES
-----------
Deposits:
  Non-Interest Bearing                                                           $ 69,221              $ 70,781
  Interest Bearing                                                                432,387               412,774
                                                                                 --------              --------
     Total Deposits                                                               501,608               483,555
Short-Term Borrowings                                                              17,555                16,797
Other Liabilities                                                                   9,994                 6,001
                                                                                 --------              --------
      Total Liabilities                                                           529,157               506,353
                                                                                 --------              --------

SHAREHOLDERS' EQUITY
--------------------
Common Stock (Par Value $1.00 Per Share,
  Authorized 5,000,000 Shares, 2,835,670 Issued
    and Outstanding, Including 3,000 Shares in
    Treasury at June 30, 1995)                                                      2,835                 2,835
Capital Surplus                                                                    12,262                12,262
Retained Earnings                                                                  52,632                49,903
Treasury Stock                                                                        (92)                    0
Unrealized Gain (Loss) on Available-for-Sale
  Securities, Net of Deferred Income Taxes                                            546                (1,297)
Deferred ESOP Benefit                                                                   0                  (121)
                                                                                 --------              --------
       Total Shareholders' Equity                                                  68,183                63,582
                                                                                 --------              --------
     Total Liabilities and Shareholders' Equity                                  $597,340              $569,935
                                                                                 ========              ========

See Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    HORIZON BANCORP, INC. AND SUBSIDIARIES


                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
(UNAUDITED, DOLLARS IN THOUSANDS,                                   JUNE 30                       JUNE 30
EXCEPT PER SHARE DATA)                                         1995        1994              1995        1994
                                                               ----        ----              ----        ----
INTEREST INCOME
---------------
  Interest and Fees on Loans                                 $ 8,651     $ 7,372           $17,062     $14,443
  Investment Securities:
     Taxable                                                   1,718       1,883             3,464       3,869
     Exempt from Federal Taxes                                   512         520             1,027       1,052
  Federal Funds Sold and Other                                   199         178               340         308
                                                             -------     -------           -------     -------
       Total Interest Income                                  11,080       9,953            21,893      19,672

INTEREST EXPENSE
----------------
  Interest on Deposits                                         4,268       3,514             8,041       7,000
  Interest on Borrowings                                         121         127               234         259
                                                             -------     -------           -------     -------
       Total Interest Expense                                  4,389       3,641             8,275       7,259
                                                             -------     -------           -------     -------

            Net Interest Income                                6,691       6,312            13,618      12,413
Provision for Loan Losses                                        268         303               485         629
                                                             -------     -------           -------     -------
        Net Interest Income After Provision for
          Loan Losses                                          6,423       6,009            13,133      11,784

OTHER INCOME
------------
   Service Charges and Fees                                      373         343               796         824
   Investment Securities (Losses) Gains                            0           0              (131)         18
   Other                                                         525         293               836         429
                                                             -------     -------           -------     -------
        Total Other Income                                       898         636             1,501       1,271

OTHER OPERATING EXPENSES
------------------------
   Salaries and Employee Benefits                              2,183       1,970             4,239       4,006
   Net Occupancy                                                 553         497             1,112         975
   Other Expenses                                              1,568       1,806             3,202       3,300
                                                             -------     -------           -------     -------
        Total Other Operating Expenses                         4,304       4,273             8,553       8,281
                                                             -------     -------           -------     -------

               Income Before Income Taxes                      3,017       2,372             6,081       4,774
Applicable income taxes                                          951         629             1,934       1,446
                                                             -------     -------           -------     -------
                                                             $ 2,066     $ 1,743           $ 4,147     $ 3,328
                                                             =======     =======           =======     =======

Net Income Per Common Share                                  $  0.73     $  0.61           $  1.46     $  1.17
                                                             =======     =======           =======     =======
Dividends Per Share                                          $  0.25     $  0.24           $  0.50     $  0.48
                                                             =======     =======           =======     =======

Average Common Shares Outstanding                              2,835       2,835             2,835       2,835
                                                             =======     =======           =======     =======

See Notes to Condensed Consolidated Financial Statements.

                                   CONDENSED
                             CONSOLIDATED STATEMENT
                            OF SHAREHOLDERS' EQUITY
                     HORIZON BANCORP, INC. AND SUBSIDIARIES

(UNAUDITED, DOLLARS IN THOUSANDS,
 EXCEPT PER SHARE DATA)

                                      COMMON     CAPITAL     RETAINED     DEFERRED      UNREALIZED
                                       STOCK     SURPLUS     EARNINGS       ESOP       GAIN LOSS ON
                                                                          BENEFIT       AVAILABLE-
                                                                                         FOR-SALE      TREASURY
                                                                                        SECURITIES      STOCK        TOTAL
                                  -------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
  1994                              $ 2,835      $12,262    $49,903        $ (121)     $(1,297)         $    -        $63,582

Net Income Six
  Months Ended
  June 30, 1995                                               4,147                                                     4,147

Cash Dividends ($0.50
  Per Share)                                                 (1,418)                                                   (1,418)

Change in Unrealized
  Loss on Available-for-Sale
  Securities, Net of Deferred
  Income Taxes                                                                           1,843                          1,843


Reduction in  ESOP
 Indebtedness                                                                 121                                         121

Purchase of Treasury Stock                                                                                (92)            (92)
                                    -------      -------    -------       -------      -------          -----         -------
BALANCE, JUNE 30, 1995              $ 2,835      $12,262    $52,632             0      $   546          $ (92)        $68,183
                                    =======      =======    =======       =======      =======          =====         =======


See Notes to Condensed Consolidated Financial Statements.

                    HORIZON BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED, DOLLARS IN THOUSANDS)                                       SIX MONTHS ENDED
                                                                            JUNE 30
                                                                      1995            1994
                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net Income                                                          $ 4,147         $ 3,328
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation                                                          512             338
  Amortization                                                           92              85
  Provision for Loan Losses                                             485             629
  Loss (Gain) on Sale of Investments                                    131             (18)
Change in Other Assets                                                 (480)           (485)
Change in Other Liabilities                                           2,886            (274)
                                                                   --------        --------
  Net Cash Provided by Operating Activities                           7,773           3,603

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

Proceeds from Maturities of Interest-Bearing Deposits                     0             453
Proceeds from Maturities of Available-for-Sale Investments            4,327          10,907
Proceeds from Sales of Available-for-Sale Investments                 4,873             531
Proceeds from Maturities of Held-to-Maturity Investments             18,563          18,363
Purchases of Available-for-Sale Investments                         (14,298)         (7,924)
Purchases of Held-to-Maturity Investments                            (1,084)         (8,818)
Net Change in Loans                                                 (14,083)        (18,056)
Purchases of Premises and Equipment                                  (2,496)           (157)
Cash Received to Purchase Bank Branches,
  Net of Cash Paid                                                    3,456               0
                                                                   --------        --------
  Net Cash Used in Investing Activities                                (742)         (4,701)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

Net Change in Deposits                                               (2,934)          1,058
Net Change in Short-Term Borrowings                                     758            (830)
Payments on Long-Term Borrowings                                          0            (600)
Cash Dividends Paid                                                  (1,418)         (1,362)
Purchase of Treasury Shares                                             (92)              0
                                                                   --------        --------
  Net Cash Provided by Financing Activities                          (3,686)         (1,734)
                                                                   --------        --------

  Net Increase (Decrease) in Cash and Cash Equivalents                3,345          (2,823)

Cash and Cash Equivalents:
  Beginning of Period                                                24,432          21,672
                                                                   --------        --------
  End of Period                                                    $ 27,777        $ 18,840
                                                                   ========        ========



See Notes to Condensed Consolidated Financial Statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    HORIZON BANCORP, INC. AND SUBSIDIARIES
                                JUNE 30, 1995
                                 (UNAUDITED)
(DOLLARS IN THOUSANDS)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Horizon Bancorp, Inc. ("Horizon"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the six months period ended June 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

These financial statements are to be read in conjunction with the financial statements and notes included in the 1994 Annual Report and Form 10-K of Horizon Bancorp, Inc.

NOTE 2.  ACQUISITIONS

Horizon, through two of its subsidiary banks, entered into purchase and assumption agreements with Huntington National Bank ("Huntington") under which Horizon's subsidiary banks purchased certain assets and assumed certain liabilities of Huntington.

Greenbrier Valley National Bank acquired the Huntington office located at Fairlea, Greenbrier County with assets of approximately $2,471 on March 31, 1995. Bank of Raleigh acquired Huntington offices located at Beaver and Sophia, Raleigh County, and at Oak Hill in Fayette County on May 12, 1995. The assets of these offices acquired by Bank of Raleigh totaled approximately $15,628.

NOTE 3. SUMMARY OF LOAN LOSS EXPERIENCE

A summary of the changes in the allowance for loan losses is as follows:

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30
                                                                     1995          1994
                                                                     ----          ----
Balance at Beginning of Period                                      $6,328         $5,651

 Charge-offs

  Commercial                                                            26             76
  Real Estate                                                           27             75
  Loans to Individuals                                                 466            292
                                                                    ------         ------
                                                                       519            443

Recoveries

  Commercial                                                            62             17
  Real Estate                                                            1              2
  Loans to Individuals                                                 121            133
                                                                    ------         ------
                                                                       184            152

Net Charge-offs                                                        335            291
Provision for Loan Losses                                              485            629
                                                                    ------         ------

Balance at End of Period                                            $6,478         $5,989
                                                                    ======         ======


Percentage of Annualized Net Charge-offs
During the Periods to Average Net Loans
Outstanding During the Period                                         0.17%          0.16%

Percentage of Allowance for Loan Losses
to Period-End Loans, Net of Unearned Income                           1.59%          1.61%

Percentage of Nonaccrual Loans
to Period-End Loans, Net of Unearned Income                           0.63%          2.02%

NOTE 4:  INVESTMENT SECURITIES

The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                   AVAILABLE-FOR-SALE SECURITIES
                                                   -----------------------------
                                                       GROSS         GROSS        ESTIMATED
                                        AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                          COST         GAINS         LOSSES         VALUE
                                          ----         -----         ------         -----
JUNE 30, 1995
U.S. Treasury Securities and
 Obligations of U.S. Government
  Agencies and Corporations             $ 46,415       $1,273       $  (248)       $ 47,440
Mortgage-backed Securities                10,195          123          (142)         10,176
                                        ---------------------------------------------------
   Total Debt Securities                $ 56,610       $1,396       $  (390)       $ 57,616
Equity Securities                          4,959            0           (97)          4,862
                                        ---------------------------------------------------
   Totals                               $ 61,569       $1,396       $  (487)       $ 62,478
                                        ===================================================


                                                   HELD-TO-MATURITY SECURITIES
                                                   ---------------------------
                                                       GROSS         GROSS        ESTIMATED
                                        AMORTIZED    UNREALIZED    UNREALIZED        FAIR
                                          COST         GAINS         LOSSES          VALUE
                                          ----         -----         ------          -----
JUNE 30, 1995
U.S. Treasury Securities and
 Obligations of U.S. Government
  Agencies and Corporations             $ 40,242       $ 319        $  (250)       $ 40,311
Obligations of States and
  Political Subdivisions                  41,503         359           (617)         41,245
Other Debt Securities                      1,482          54              0           1,536
                                        ---------------------------------------------------
   Totals                               $ 83,227       $ 732        $  (867)       $ 83,092
                                        ===================================================

                                                  AVAILABLE-FOR-SALE SECURITIES
                                                  -----------------------------
                                                       GROSS         GROSS       ESTIMATED
                                        AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                          COST         GAINS         LOSSES        VALUE
                                          ----         -----         ------        -----
DECEMBER 31, 1994
U.S. Treasury Securities
  and Obligations of U.S.
  Government Agencies
  and Corporations                      $ 44,787        $  4        $(1,411)       $ 43,380
Mortgage-backed Securities                10,579          15           (584)         10,010
Other Securities                           4,365          --           (186)          4,179
                                        ---------------------------------------------------
  Totals                                $ 59,731        $ 19        $(2,181)       $ 57,569
                                        ===================================================




                                                   HELD-TO-MATURITY SECURITIES
                                                   ---------------------------
                                                       GROSS         GROSS        ESTIMATED
                                        AMORTIZED    UNREALIZED    UNREALIZED        FAIR
                                          COST         GAINS         LOSSES         VALUE
                                          ----         -----         ------         -----
DECEMBER 31, 1994
U.S. Treasury Securities
  and Obligations of U.S.
  Government Agencies
  and Corporations                      $ 55,290        $ 45        $(1,429)       $ 53,906
Obligations of States and
  Political Subdivisions                  40,749          79         (2,786)         38,042
Mortgage-backed Securities                    62           2              --             64
Other Debt Securities                      1,480          --            (47)          1,433
                                        ---------------------------------------------------
  Totals                                $ 97,581        $126        $(4,262)       $ 93,445
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

NOTE 5.  NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. Horizon adopted SFAS No. 114 as of January 1, 1995 and impaired loans approximated $2,545, for which the related allowance for loan losses was $679. As of June 30, 1995, impaired loans approximated $2,360, for which the related allowance for loan losses was $599. Horizon records interest income on impaired loans using the cash method.

                            HORIZON BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                                JUNE 30, 1995

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

RESULTS OF OPERATIONS

For the six months ended June 30, 1995, Horizon's net income totaled $4,147, as compared to $3,328 for the same period of 1994. This represents an increase of $819 or 24.61% in net income for the first six months of 1995 as compared to the same period of 1994. Earnings per average common share for the six months ended June 30, 1995 and 1994 were $1.46 and $1.17, respectively.

Contributing factors to the increase in Horizon's net income for the six months ended June 30, 1995, included an increase of $1,205 in net interest income, a decrease in provision for loan losses of $144, and an increase in other income of $230. These factors were offset by an increase of $272 in total other operating expenses, and an increase of $488 in applicable income taxes.

Return on average assets (ROA) measures the effectiveness of the utilization of assets in generating earnings while return on average equity (ROE) measures the amount of income earned relative to the amount of shareholders' investment. For the six months ended June 30, 1995, Horizon's ROA approximated 1.44% and compared to 1.19% for the six months ended June 30, 1994. For the six months ended June 30, 1995, Horizon's ROE was 12.57%, an increase from the June 30, 1994, total of 10.86%.

Net income for the three months ended June 30, 1994, was $2,066 as compared to $1,743 for the same period of 1994. This represents an increase of $323 or 18.53% in net income for the comparable second quarter periods.

Factors contributing to the increase in net income for the three-month period ended June 30, 1995, included an increase of $379 in net interest income, a decrease of $35 in provision for loan losses, and an increase of $262 in other income. These factors were offset by an increase of $31 in total other operating expenses, and an increase of $322 in applicable income taxes.

NET INTEREST INCOME

Horizon's net interest income represents the excess of interest earned on loans, investment securities and other interest-earning assets over the interest incurred on deposits and borrowings and is the largest source of earnings. Net interest income is influenced by the volume and relative yield (or cost) of earning assets and interest-bearing liabilities as well as the relative sensitivity of such assets and liabilities to changes in interest rates. Within this discussion, net interest income is presented on a taxable-equivalent basis to adjust for the tax favored status of earnings from certain loans and investments, principally obligations of state and local governments.

During the first six months of 1995, Horizon's net interest income (FTE) increased $1,268 or 9.79% from June 30, 1994. Horizon's net yield on interest-earning assets for the period ended June 30, 1995, increased to 5.2% from 4.9% for the same period of 1994. This increase can be attributed to the weighted average yield on interest-earning assets increasing at a more rapid pace than the weighted average cost of interest-bearing liabilities.

At June 30, 1995, Horizon's average interest-earning assets increased $11,832 or 2.22% from the June 30, 1994, total of $533,811. This increase resulted primarily from a growth in loans of $27,498 or 7.68%. Included in this average is approximately $17,396 in loans purchased from Huntington National Bank. The remaining increase in loans resulted from higher demand for commercial, real estate, and consumer loans, and reflected marketing efforts and cyclical factors. A major portion of the growth in loans has been funded by a decrease in total securities. Investment securities decreased $12,935 or 8.00% from an average balance of $161,719 at June 30, 1994 to an average balance of $148,784 at June 30, 1995.

Average interest-bearing liabilities increased $4,690 or 1.09% from $431,217 at June 30, 1994 to $435,907 at June 30, 1995. Increases, primarily in time savings, were somewhat offset by decreased interest-bearing demand deposits, regular savings deposits, and other borrowings over the reported period. The weighted average cost of funds increased from 3.4% for the six months ended June 30, 1994, to 3.8% for the six months ended June 30, 1995. The weighted average cost of funds increased in the time savings category 100 basis points, while regular short-term borrowings declined 50 basis points in cost, interest-bearing demand deposits declined 30 basis points, and savings deposits declined 10 basis points.

The following chart illustrates the average distribution of assets, liabilities and shareholders' equity, interest earnings and expense, and average rates, for the six months ended June 30, 1995 and 1994.

                                 AVERAGE RATES
                AVERAGE DISTRIBUTION OF ASSETS, LIABILITIES AND
              SHAREHOLDERS' EQUITY, INTEREST EARNINGS & EXPENSES,

                                                            JUNE 30, 1995                         JUNE 30, 1994
                                                   ------------------------------         ------------------------------
                                                    AVERAGE    EARNINGS/   YIELD/          AVERAGE    EARNINGS/   YIELD/
                                                   BALANCES     EXPENSE     RATE          BALANCES     EXPENSE     RATE
                                                   ------------------------------         ------------------------------
      ASSETS
Interest-earning assets:
  Loans, net of unearned
    interest                                       $385,719      $17,076     8.9%          $358,221      $14,443     8.1%
  Securities
    Taxable                                         107,725        3,464     6.4%           120,779        3,869     6.4%
    Tax-exempt                                       41,059        1,556     7.6%            40,940        1,594     7.8%
                                                   --------      -------     ----          --------      -------     ----
     Total Securities                               148,784        5,020     6.7%           161,719        5,463     6.6%
                                                   --------      -------     ----          --------      -------     ----

Interest-bearing deposits
  with other banks                                        0            0     0.0%             1,658           88    10.6%
Federal funds sold & other                           11,140          324     5.8%            12,213          220     3.6%
                                                   --------      -------     ----          --------      -------     ----
     Total interest-earning
       assets                                       545,643       22,420     8.2%           533,811       20,214     7.6%
                                                   --------      -------     ----          --------      -------     ----

Noninterest-earning assets:
  Cash and due from banks                            15,835                                  15,005
  Premises and equipment-net                          7,801                                   7,059
  Other assets                                       12,218                                   9,630
  Allowance for loan losses                          (6,373)                                 (5,770)
                                                   --------                                --------
     Total assets                                  $575,124                                $559,735
                                                   ========                                ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Interest-bearing liabilities:
  Interest-bearing demand
    deposits                                       $ 85,382      $ 1,063     2.5%          $ 90,144      $ 1,263     2.8%
  Regular savings                                   119,222        1,912     3.2%           132,965        2,177     3.3%
  Time savings                                      213,409        4,988     4.7%           191,005        3,560     3.7%
  Other borrowings                                   17,894          234     2.6%            17,103          259     3.1%
                                                   --------     --------     ----          --------      -------     ----
    Total interest-bearing
      liabilities                                   435,907        8,197     3.8%           431,217        7,259     3.4%
                                                   --------     --------     ----          --------      -------     ----
Noninterest-bearing liabilities:
  Demand deposits                                    69,028                                  61,405
  Other liabilities                                   4,194                                   5,831
                                                   --------                                --------
     Total liabilities                              509,129                                 498,453
                                                   --------                                --------

Shareholders' equity                                 65,995                                  61,282
                                                   --------                                --------

  Total liabilities and
    shareholders' equity                           $575,124                                $559,735
                                                   ========                                ========

NET INTEREST EARNINGS                                            $14,223                                 $12,955
                                                                 =======                                 =======
NET YIELD ON INTEREST-EARNING ASSETS                                         5.2%                                    4.9%
                                                                             ===                                     ===

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $6,478 at June 30, 1995, compared to $6,328 at December 31, 1994. Expressed as a percentage of total loans, net of unearned income, the allowance for loan losses was 1.59% at June 30, 1995, and 1.68% at December 31, 1994.

For the six-month period ended June 30, 1995, charge-offs have increased $79 or 17.83% from the applicable period in 1994. Charge-offs of commercial loans decreased $50 or 65.79%. The decline in charge-offs is an indication of improvement in the local economy. Real estate loan charge-offs declined $48 or 64.00% from the applicable period in 1994. The decrease was due to minimal foreclosures on residential properties. Charge-offs on loans to individuals increased $174 or 59.59% for the six months ended June 30, 1995, from the applicable six months period in 1994. This was a result of more aggressive charge-offs and collection procedures.

Horizon's provision for loan losses totaled $485 for the six months ended June 30, 1995, representing a 22.89% decrease from the provision charged to income for the six months ended June 30, 1994. The decreased provision for loan losses was deemed prudent in light of an improvement in the level of asset quality as evidenced by a decline of $5,035 or 66.29% in nonaccrual loans from June 30, 1994 to June 30, 1995.

Horizon's loans, 90 days or more delinquent and still accruing interest at June 30, 1995, decreased from $1,781 at December 31, 1994, to $1,416 at June 30, 1995, or 20.49%. Expressed as a percentage of total loans, Horizon's loans 90 or more days delinquent totaled 0.35% at June 30, 1995, as compared to 0.47% at December 31, 1994.

Horizon's policy is to place in nonaccrual status those loans (including loans impaired under SFAS No. 114) which are past due over 90 days, unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $2,560 at June 30, 1995, and have decreased $421 or 14.12% from December 31, 1994. A major portion of the decrease was noted in nonaccrual real estate loans which decreased $382 or 21.87% from $1,747 at December 31, 1994 to $1,252 at June 30, 1995.

Nonperforming assets as of June 30, 1995, and December 31, 1994 were:

                                                     JUNE 30,          DECEMBER 31,
                                                       1995                1994
Nonaccruing Loans                                     $ 2,560             $ 2,981

Loans Past Due 90 Days or
More and Still Accruing Interest                        1,416               1,781
                                                      -------              ------
Total                                                 $ 3,976             $ 4,762
                                                      =======             =======

Total Nonaccrual Loans as a
% of Total Loans                                         0.63%               0.79%

Loans Past Due 90 Days or More and
Still Accruing Interest as a
% of Total Loans                                         0.35%               0.47%

Based upon management's current assessment of the loan portfolio, there are no additional significant loans which have been identified as potential problem loans or would cause the allowance for loan losses to be materially misstated.

Horizon's foreclosed real estate totaled $823 at June 30, 1995, and has increased $61 or 8.01% from the total of $762 at December 31, 1994. Management is actively seeking disposition of all tracts with a minimal amount of loss anticipated.

NONINTEREST INCOME

For the six months ended June 30, 1995, noninterest income totaled $1,501 and has increased $230 or 18.10% from the $1,271 reported in the same period in 1994. Noninterest income represents all sources of income except that derived from interest on earning assets.

Service charges on deposit accounts and other fee income totaled $796 for the first six months of 1995 and have decreased $28 or 3.40% from the 1994 period.

For the six month period ended June 30, 1995, other noninterest income increased $407 or 94.87% and was due to an increase of $101 in trust income and insignificant increases in the other categories.

Investment securities losses were $131 during the first six months of 1995 as compared to securities gains of $18 during the first six months of 1994. These losses were incurred to take advantage of the purchase of higher yielding investments.

For the three month period ended June 30, 1995, noninterest income increased $262 or 41.19% and is primarily due to an increase of $232 or 13.14% in other income. This increase is not due to any particular item but is due to insiginificant increases in the various categories that constitute the total.

NONINTEREST EXPENSE

Horizon's noninterest expense for the six months ended June 30, 1995, totaled $8,553, an increase of $272 or 3.28% from the six months ended June 30, 1994, total of $8,281. Primary contributors to the increase included a $233 or 5.82% increase in salaries and employee benefits and a $137 or 14.05% increase in net occupancy expenses. The increase in net occupancy expense is primarily due to $202 depreciation on computer equipment purchases during the first half of 1995.

For the three-month period ended June 30, 1995, noninterest expenses were $4,304, an increase of $31 or 0.73% from the levels incurred for the second quarter of 1994.

INCOME TAXES

The effective tax rate was 31.80% for the six months ended June 30, 1995, and compares to 30.29% for the six-month period ended June 30, 1994. For the three-month period ended June 30, 1994, the effective tax rate was 31.52% and compares to 26.52% for the three-month period ended June 30, 1994.

BALANCE SHEET ANALYSIS

Total assets increased $27,405 or 4.81% from the December 31, 1994, total. At June 30, 1995, total assets were $597,340 and is compared to the December 31, 1994, total of $569,935. This increase is due to the acquisition of approximately $18,000 in assets from Huntington National Bank abd core growth.

Federal funds sold increased $6,250 or 116.82% from the December 31, 1994, total of $5,350. This increase is due to loan commitments scheduled to be funded in the third quarter of 1995. Horizon is experiencing stronger loan demand as a result of cyclical factors, a more active officer call program, and a marketing program which continues to emphasize the locally-owned status of the corporation.

Investment securities totaled $145,705 at June 30, 1995, and have decreased $9,445 or 6.09% from the December 31, 1994, total of $155,150. This is attributable to loan demand and is reflective of management's strategy to fund portions of loan growth through maturities of investment securities.

Stronger loan demand is evidenced by growth in total loans in the first half of 1995 of $33,913 or 8.89% which included $17,396 in loans purchased from Huntington National Bank. Growth occurred in consumer loans which increased $25,954 or 27.87% from year-end 1994 due primarily to the acquisition of assets from Huntington National Bank. Real estate loans increased $11,373 or 6.04% from December 31, 1994, and evidences increasing construction and residential purchases in the market area of the subsidiary banks. Commercial loans have declined $3,414 or 3.41% from December 31, 1994. It is noted that the subsidiary banks currently have commitments to fund additional commercial loans totaling $10,303.

Because of higher loan volume, collection efforts, and refinements in the loan review process, the allowance for loan losses increased during the first half of 1995. At June 30, 1995, the allowance for loan losses was $6,478 and has increased $150 or 2.37% from the year-end 1994 total of $6,328.

Net premises and equipment have increased $1,984 or 27.96% from $7,097 at December 31, 1994 to $9,081 at June 30, 1995. Significant items in the increase include $855 for construction of a subsidiary bank building, $200 for purchase of real estate, and $902 for purchase of computer equipment.

Total deposits at June 30, 1995 are $501,608 and have increased $18,053 or 3.73% from the December 31, 1994, total of $483,555. The loans-to-deposits ratio was 81.55% at June 30, 1994, and compares to 77.95% at December 31, 1994.

At June 30, 1995, short-term borrowings consist of securities sold under agreements to repurchase and are offered for customer accommodation. Total repurchase agreements of $17,555 represent an increase of $758 or 4.51% from the total of $16,797 at December 31, 1994.

Shareholders' equity increased $4,601 or 7.24% from the total at December 31, 1994, and is attributable to retention of earnings and the change in unrealized loss on available-for-sale securities of $1,297 to an unrealized gain on available-for-sale securities of $546.

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

Interest rate risk is measured through a static gap analysis which is shown in the following table. Within the three months or less time frame are balances of interest-bearing transaction accounts and regular savings totaling $198,828. This is the primary reason that Horizon is in a negative gap position for that period. The subsidiary banks are currently experiencing an increase in certificates of deposit as consumers are responding to an upward trend in market interest rates.

The following table represents the interest sensitivity gap for periods presented taking into consideration the periodic payments on loans and contractual repricing of interest-bearing assets or interest-bearing liabilities.

ASSETS & LIABILITIES                                      AFTER         AFTER
MATURITIES & RATE                                       3 MONTHS       1 YEAR
SENSITIVITY                              3 MONTHS         WITHIN       WITHIN        OVER
JUNE 30, 1995                             OR LESS       12 MONTHS      5 YEARS      5 YEARS       TOTAL
                                         --------      ----------     --------     --------       -----
EARNING ASSETS

Loans*                                   $  90,763      $ 121,001      $163,567     $ 37,633     $413,053
Investments                                 11,032         15,750        66,917       52,006      145,705
Federal Funds Sold                          11,600              0             0            0       11,600
                                         ----------------------------------------------------------------
Total Interest-
Earning Assets                             113,395        136,751       230,484       89,639      570,358

INTEREST-BEARING
LIABILITIES

Interest-Bearing
Transaction Accounts                        82,517              0             0            0       82,517
Savings                                    116,311              0             0            0      116,311
Time Savings                                71,610        111,640        50,309            0      233,559
Borrowed Funds                              17,555              0             0            0       17,555
                                         ----------------------------------------------------------------
Total Interest-
Bearing Liabilities                        287,993        111,640        50,309            0      449,942
                                         ----------------------------------------------------------------
Interest Sensitivity
Gap                                      $(174,598)     $  25,111      $180,175     $ 89,639    $120,327
                                         ================================================================
Cumulative Interest
Sensitivity Gap                          $(174,598)     $(149,487)     $ 30,688     $120,327
                                         ===================================================
Ratio of Interest-
Sensitive Assets to
Interest-Sensitive
Liabilities                                  39.37%        122.49%
                                            =====================
Ratio of One Year Cumulative
Interest Sensitivity Gap to Total
Assets                                     (25.03%)

*Nonaccrual loans are not included.

Noninterest-bearing demand deposits are not considered in this analysis.

CAPITAL RESOURCES AND DIVIDENDS

Beginning January 1, 1994, FAS 115 required available-for-sale investments to be carried at fair value with a corresponding adjustment, net of tax, included in shareholders' equity. At June 30, 1995, shareholders' equity included an unrealized net gain on available-for-sale investments of $546. Because bond rates experienced a general decline in the first quarter of 1995, the unrealized net gain or loss on available-for-sale securities charged from an unrealized net loss of ($1,297) at December 31, 1994 to an unrealized net gain of $546 at June 30, 1995.

Shareholders' equity when expressed as a percentage of total assets totaled 11.41% on June 30, 1995, an increase of 2.24% from the 11.16% reported on December 31, 1994. The primary capital ratio, which includes equity and the allowance for loan losses, was 12.36% on June 30, 1995, and has increased 1.90% from the 12.13% reported on December 31, 1994. The federal regulatory agencies have adopted risk-based capital guidelines; Horizon continues to be well above the minimum guidelines for all risk-based ratios.

Pertinent capital ratios were:

                                          June 30,  December 31,
                                            1995       1994
                                            ----       ----
Shareholders' Equity/Total Assets          11.41%       11.16%
Primary Capital Ratio                      12.36        12.13
Risk-Adjusted Capital:
  Tier I                                   16.54        17.86
  Tier I and II                            17.70        19.65
  Leverage                                 11.31        11.19

                            HORIZON BANCORP, INC.

                                   PART II

                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, other than ordinary litigation incidental to the business, to which Horizon Bancorp or any of its subsidiaries are a party to or of which any of their property is subject. Management believes that the liability, if any, resulting from current litigation will not be material to the reported financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

   11. Statement of Computation of Earnings per Share - attached.

   27. Financial Data Schedule.
       Information included in Exhibit 27 is incorporated here-in by reference.

B. Reports on Form 8-K

   No reports on Form 8-K were filed during the first and second quarters of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   HORIZON BANCORP, INC.
                                                   --------------------------
                                                   (Registrant)


Date: July 20, 1995                                /s/ Frank S. Harkins, Jr.
      -------------                                --------------------------
                                                   Frank S. Harkins, Jr.
                                                   Chairman of the Board



Date: July 20, 1995                                /s/ David W. Hambrick
      -------------                                --------------------------
                                                   David W. Hambrick
                                                   Executive Vice President and
                                                   Chief Financial Officer