Form 10-Q
period 1995-09-30
HORIZON BANCORP INC /WV/
filed 1995-11-13
CIK 730025

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended SEPTEMBER 30, 1995            Commission File Number: 0-11672
                  ------------------                                    -------

                            HORIZON BANCORP, INC.
                            ---------------------
            (Exact name of registrant as specified in its charter)


WEST VIRGINIA                                   55-0631939
-------------------------------                 -------------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer Identification
Incorporation or Organization)                  Number)


BOX D, BECKLEY, WV                              25802-2803
-------------------------------                 -------------------------------
(Address of Principal Executive                 (Zip Code)
Offices)


Registrant's telephone number, including area code        (304) 255-7000
                                                          ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  X        No
                               -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                           Outstanding at October 20, 1995
-----------------------------                   ----------------------------
COMMON STOCK, $1.00 PAR VALUE                   2,831,130 SHARES

                            HORIZON BANCORP, INC.


                                  FORM 10-Q


                                    INDEX


     PART I     FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets-September 30, 1995 and
     December 31, 1994

     Condensed Consolidated Statements of Income for The Three Months Ended September 30, 1995 and 1994 and For the Nine Months Ended
     September 30, 1995 and 1994

     Condensed Consolidated Statement of Changes in Shareholders' Equity for The Nine Months Ended September 30, 1995

     Condensed Consolidated Statements of Cash Flows for The Nine Months Ended September 30, 1995 and 1994

     Notes to Condensed Consolidated Financial Statements-September 30, 1995

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     PART II   OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

     EXHIBIT 11

     Computation of Earnings Per Share


     EXHIBIT 27

     Financial Data Schedule

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      HORIZON BANCORP, INC. & SUBSIDIARIES
                                  (Unaudited)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                SEPTEMBER 30,          DECEMBER 31,
                                                                                     1995                  1994

ASSETS
------
Cash and Due From Banks                                                          $ 18,213              $ 19,082
Federal Funds Sold                                                                  4,025                 5,350
                                                                                 --------              --------
  Total Cash and Cash Equivalents                                                  22,238                24,432
Investment Securities:
  Available-For-Sale (At Fair Value)                                               69,576                57,569
  Held-To-Maturity (Approximate Fair Value of $81,803
    at September 30, 1995 and $93,445 at December 31, 1994)                        81,079                97,581
Loans:
  Commercial                                                                      103,741               100,169
  Real Estate                                                                     201,834               188,323
  Loans to Individuals                                                            115,009                93,119
                                                                                 --------              --------
     Total Loans                                                                  420,584               381,611
  Less:  Unearned Income                                                           (6,310)               (4,701)
         Allowance for Loan Losses                                                 (6,594)               (6,328)
                                                                                 --------              --------
     Net Loans                                                                    407,680               370,582
                                                                                 --------              --------
Premises and Equipment-Net                                                         10,176                 7,097
Other Assets                                                                       11,918                12,674
                                                                                 --------              --------
     Total Assets                                                                $602,667              $569,935
                                                                                 ========              ========

LIABILITIES
-----------
Deposits:
  Non-Interest Bearing                                                           $ 70,572              $ 70,781
  Interest Bearing                                                                437,796               412,774
                                                                                 --------              --------
     Total Deposits                                                               508,368               483,555
Short-Term Borrowings                                                              18,527                16,797
Other Liabilities                                                                   6,257                 6,001
                                                                                 --------              --------
      Total Liabilities                                                           533,152               506,353
                                                                                 --------              --------

SHAREHOLDERS' EQUITY
--------------------
Common Stock (Par Value $1.00 Per Share,
  Authorized 5,000,000 Shares, 2,835,670 Issued
  and Outstanding, Including 4,540 Shares in
  Treasury at September 30, 1995)                                                   2,835                 2,835
Capital Surplus                                                                    12,262                12,262
Retained Earnings                                                                  54,051                49,903
Treasury Stock; at Cost                                                              (140)                    0
Unrealized Gain (Loss) on Available-for-Sale
  Securities, Net of Deferred Income Taxes                                            507                (1,297)
Deferred ESOP Benefit                                                                   0                  (121)
                                                                                 --------              --------
     Total Shareholders' Equity                                                    69,515                63,582
                                                                                 --------              --------
     Total Liabilities and Shareholders' Equity                                  $602,667              $569,935
                                                                                 ========              ========

See Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    HORIZON BANCORP, INC. AND SUBSIDIARIES
                                 (Unaudited)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
(DOLLARS IN THOUSANDS,                                           SEPTEMBER 30                  SEPTEMBER 30
EXCEPT PER SHARE DATA)                                         1995        1994              1995        1994
                                                               ----        ----              ----        ----
INTEREST INCOME
---------------
  Interest and Fees on Loans                                 $ 9,851     $ 7,922           $26,913     $22,365
  Investment Securities:
     Taxable                                                   1,751       1,741             5,215       5,610
     Exempt from Federal Taxes                                   521         521             1,548       1,573
  Federal Funds Sold and Other                                   150         141               490         449
                                                             -------     -------           -------     -------
       Total Interest Income                                  12,273      10,325            34,166      29,997

INTEREST EXPENSE
----------------
  Interest on Deposits                                         4,766       3,468            12,807      10,468
  Interest on Borrowings                                         142         145               376         404
                                                             -------     -------           -------     -------
       Total Interest Expense                                  4,908       3,613            13,183      10,872
                                                             -------     -------           -------     -------

            Net Interest Income                                7,365       6,712            20,983      19,125
Provision for Loan Losses                                        300         310               785         939
                                                             -------     -------           -------     -------
        Net Interest Income After Provision for
          Loan Losses                                          7,065       6,402            20,198      18,186

OTHER INCOME
------------
   Service Charges and Fees                                      501         421             1,297       1,245
   Investment Securities (Losses) Gains                            0         (15)             (131)          3
   Other                                                         195         244             1,031         673
                                                             -------     -------           -------     -------
        Total Other Income                                       696         650             2,197       1,921

OTHER OPERATING EXPENSES
------------------------
   Salaries and Employee Benefits                              2,151       1,971             6,390       5,977
   Net Occupancy                                                 628         478             1,740       1,453
   Other Expenses                                              1,784       1,803             4,986       5,103
                                                             -------     -------           -------     -------
        Total Other Operating Expenses                         4,563       4,252            13,116      12,533
                                                             -------     -------           -------     -------

               Income Before Income Taxes                      3,198       2,800             9,279       7,574
Applicable income taxes                                        1,076         779             3,010       2,225
                                                             -------     -------           -------     -------
                                                             $ 2,122     $ 2,021           $ 6,269     $ 5,349
                                                             =======     =======           =======     =======

Net Income Per Common Share                                  $  0.75     $  0.71           $  2.21     $  1.89
                                                             =======     =======           =======     =======
Dividends Per Share                                          $  0.25     $  0.24           $  0.75     $  0.72
                                                             =======     =======           =======     =======

Average Common Shares Outstanding                              2,832       2,835             2,834       2,835
(In Thousands)                                               =======     =======           =======     =======

See Notes to Condensed Consolidated Financial Statements.

                                                       CONDENSED
                                                CONSOLIDATED STATEMENT
                                                OF SHAREHOLDERS' EQUITY
                                        HORIZON BANCORP, INC. AND SUBSIDIARIES
                                                       (Unaudited)
(DOLLARS IN THOUSANDS,
 EXCEPT PER SHARE DATA)

                                                                                        UNREALIZED
                                                                                      GAIN (LOSS) ON
                                                                          DEFERRED       AVAILABLE-
                                      COMMON     CAPITAL     RETAINED       ESOP         FOR-SALE      TREASURY   CONSOLIDATED
                                       STOCK     SURPLUS     EARNINGS     BENEFIT       SECURITIES      SHARES       TOTALS
                                  -------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31,
  1994                              $ 2,835      $12,262    $49,903        $ (121)     $(1,297)         $    -        $63,582

Net Income Nine
  Months Ended
  September 30, 1995                                          6,269                                                     6,269

Cash Dividends ($0.75
  Per Share)                                                 (2,121)                                                   (2,121)

Change in Unrealized
  Loss on Available-for-Sale
  Securities, Net of Deferred
  Income Taxes                                                                           1,804                          1,804


Reduction in  ESOP
 Indebtedness                                                                 121                                         121

Purchase of Treasury Shares                                                                              (140)           (140)
                                    -------      -------    -------       -------      -------          -----         -------
BALANCE, SEPTEMBER 30, 1995         $ 2,835      $12,262    $54,051       $     0      $   507         $ (140)        $69,515
                                    =======      =======    =======       =======      =======          =====         =======


See Notes to Condensed Consolidated Financial Statements.

                    HORIZON BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (Unaudited)

(DOLLARS IN THOUSANDS)                                                 NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                      1995            1994
                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net Income                                                          $ 6,269         $ 5,349
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation                                                          780             515
  Amortization                                                          173             194
  Provision for Loan Losses                                             785             939
  Loss (Gain) on Sale of Investments                                    131              (3)
  (Gain) on Sale of Other Real Estate                                  (151)              0
Change in Other Assets                                                 (266)           (869)
Change in Other Liabilities                                            (820)           (134)
                                                                   --------        --------
  Net Cash Provided by Operating Activities                           6,901           5,991

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

Proceeds from Maturities of Interest-Bearing Deposits                     0           1,998
Proceeds from Maturities of Available-for-Sale Investments            4,415           5,523
Proceeds from Sales of Available-for-Sale Investments                 5,612           6,043
Proceeds from Maturities of Held-to-Maturity Investments             20,763          32,355
Purchases of Available-for-Sale Investments                         (22,098)        (16,284)
Purchases of Held-to-Maturity Investments                            (1,334)        (12,207)
Net Change in Loans                                                 (19,345)        (25,877)
Purchases of Premises and Equipment                                  (3,860)           (212)
Cash Paid to Purchase Bank Branches, Net of
  Cash Acquired and Liabilities Assumed                               3,456               0
                                                                   --------        --------
  Net Cash Used in Investing Activities                             (12,391)         (8,661)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

Net Change in Deposits                                                3,826           2,461
Net Change in Short-Term Borrowings                                   1,730           7,719
Payments on Long-Term Borrowings                                          0            (800)
Cash Dividends Paid                                                  (2,121)         (2,041)
Purchase of Treasury Shares                                            (140)              0
                                                                   --------        --------
  Net Cash Provided by Financing Activities                          (3,296)         (7,339)
                                                                   --------        --------

  Net (Decrease) Increase in Cash and Cash Equivalents               (2,194)          4,669

Cash and Cash Equivalents:
  Beginning of Period                                                24,432          21,672
                                                                   --------        --------
  End of Period                                                    $ 22,238        $ 26,341
                                                                   ========        ========


See Notes to Condensed Consolidated Financial Statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    HORIZON BANCORP, INC. AND SUBSIDIARIES
                              SEPTEMBER 30, 1995
                                 (Unaudited)

(DOLLARS IN THOUSANDS)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Horizon Bancorp, Inc. ("Horizon"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Greenbrier Valley National Bank acquired the Huntington office at
Fairlea, Greenbrier County, with assets of approximately $4,627 on March 31, 1995. Bank of Raleigh acquired Huntington offices located at Beaver and Sophia, Raleigh County, and at Oak Hill in Fayette County on May 12, 1995. The assets of these offices acquired by Bank of Raleigh totaled approximately $13,649.

NOTE 3. SUMMARY OF LOAN LOSS EXPERIENCE

A summary of the changes in the allowance for loan losses is as follows:

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30
                                                                     1995          1994
                                                                     ----          ----
Balance at Beginning of Period                                      $6,328         $5,651

Charge-offs

  Commercial                                                            62            230
  Real Estate                                                           75             80
  Loans to Individuals                                                 686            591
                                                                    ------         ------
                                                                       823            901
Recoveries

  Commercial                                                            72            120
  Real Estate                                                            3              5
  Loans to Individuals                                                 229            220
                                                                    ------         ------
                                                                       304            345

Net Charge-offs                                                        519            556
Provision for Loan Losses                                              785            939
                                                                    ------         ------

Balance at End of Period                                            $6,594         $6,034
                                                                    ======         ======

Percentage of Annualized Net Charge-offs
During the Periods to Average Net Loans
Outstanding During the Period                                         0.18%          0.21%

Percentage of Allowance for Loan Losses
to Period-End Loans, Net of Unearned Income                           1.59%          1.59%

Percentage of Nonaccrual Loans
to Period-End Loans, Net of Unearned Income                           0.64%          1.90%


NOTE 4:  INVESTMENT SECURITIES

The following is a summary of available-for-sale securities and held-to-maturity securities:

                                                   AVAILABLE-FOR-SALE SECURITIES
                                                   -----------------------------
                                                       GROSS         GROSS        ESTIMATED
                                        AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                          COST         GAINS         LOSSES         VALUE
                                          ----         -----         ------         -----
SEPTEMBER 30, 1995
U.S. Treasury Securities and
 Obligations of U.S. Government
  Agencies and Corporations             $ 51,869       $1,073       $  (188)       $ 52,754
Mortgage-backed Securities                 9,873          108          (125)          9,856
Other Debt Securities                      1,964           44             0           2,008
                                        ---------------------------------------------------
   Total Debt Securities                $ 63,706       $1,225       $  (313)       $ 64,618
Equity Securities                          5,004            0           (46)          4,958
                                        ---------------------------------------------------
   Totals                               $ 68,710       $1,225       $  (359)       $ 69,576
                                        ===================================================


                                                   HELD-TO-MATURITY SECURITIES
                                                   ---------------------------
                                                       GROSS         GROSS        ESTIMATED
                                        AMORTIZED    UNREALIZED    UNREALIZED        FAIR
                                          COST         GAINS         LOSSES          VALUE
                                          ----         -----         ------          -----
SEPTEMBER 30, 1995
U.S. Treasury Securities and
 Obligations of U.S. Government
  Agencies and Corporations             $ 37,929        $ 268        $  (208)        $ 37,989
Obligations of States and
  Political Subdivisions                  41,614          756           (152)          42,218
Mortgage-backed Securities                    54            3              0               57
Other Debt Securities                      1,482           57              0            1,539
                                        -----------------------------------------------------
   Totals                               $ 81,079       $1,084        $  (360)        $ 81,803
                                        =====================================================

                                                  AVAILABLE-FOR-SALE SECURITIES
                                                  -----------------------------
                                                       GROSS         GROSS       ESTIMATED
                                        AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                          COST         GAINS         LOSSES        VALUE
                                          ----         -----         ------        -----
DECEMBER 31, 1994
U.S. Treasury Securities
  and Obligations of U.S.
  Government Agencies
  and Corporations                      $ 44,787        $  4        $(1,411)       $ 43,380
Mortgage-backed Securities                10,579          15           (584)         10,010
Equity Securities                          4,365          --           (186)          4,179
                                        ---------------------------------------------------
  Totals                                $ 59,731        $ 19        $(2,181)       $ 57,569
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
                                        ===================================================


Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity investments and carried at amortized historical cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income.

In October 1995, the Financial Accounting Standards Board (FASB) approved a one-time "holiday" from FASB No. 115 restrictions over held-to-maturity securities. Companies will have a one time opportunity to restructure their portfolios from November 1 to December 31, 1995. Specifically, the FASB decided that companies may sell or transfer securities from their held-to-maturity portfolio without calling into question their intent to hold other debt securities to maturity in the future or their past financial reporting. Horizon has not yet completed their analysis of the potential impact of the FASB No. 115 "holiday"; however, the company intends to take advantage of the "holiday" if it will favorably impact their asset/liability strategy.

Securities to be held for indefinite periods, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, changes in regulatory capital requirements, or other similar factors, are classified as available-for-sale and are carried at fair value.

NOTE 5.  NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or fair value of the collateral if the loan is collateral dependent.

Horizon adopted SFAS No. 114 as of January 1, 1995 and impaired loans approximated $2,545. Included in this amount is approximately $2,545 of impaired loans for which the related allowance for loan losses is $679. At September 30, 1995, impaired loans approximated $2,917, of which $1,642 were on a nonaccrual basis and for which the related allowance for loan losses is $528. The average recorded investment in impaired loans during the nine month period ended September 30, 1995 approximated $2,585.

Horizon recognizes interest income on impaired loans using the cash basis method. For the nine month period ended September 30, 1995, Horizon recognized interest income on impaired loans of $88. The adoption of this new accounting standard has not had and is not expected to have a material impact on Horizon's financial statements, its accounting policies or the determination of the adequacy of the allowance for loan losses.

During 1995, the FASB issued Statement No. 122, an Amendment to Statement No. 65, Accounting for Mortgage Servicing Rights. Horizon is not currently engaged in significant mortgage banking activities and does not originate or acquire loans for resale. Accordingly, Statement No. 122 will not have a significant impact on Horizon's financial statements.

In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument or allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement No. 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995.

Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Horizon maintains a fixed stock option plan and such options have no intrinsic value at the grant date, and under Opinion 25 no compensation cost is recognized for them.

As allowed by Statement No. 123, Horizon has elected to continue accounting for stock-based compensation under Opinion 25, and accordingly, will make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in Statement No. 123 had been applied.

                            HORIZON BANCORP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1995

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 1995, Horizon's net income totaled $6,269, as compared to $5,349 for the same period of 1994. This represents an increase of $920 or 17.20% in net income for the first nine months of 1995 as compared to the same period of 1994. Earnings per average common share for the nine months ended September 30, 1995 and 1994 were $2.21 and $1.89, respectively.

Contributing factors to the increase in Horizon's net income for the nine months ended September 30, 1995, included an increase of $1,858 in net interest income, a decrease in provision for loan losses of $154, and an increase in other income of $276. These factors were partially offset by an increase of $583 in total other operating expenses, and an increase of $785 in applicable income taxes.

Return on average assets (ROA) measures the effectiveness of the utilization of assets in generating earnings while return on average equity (ROE) measures income earned relative to the amount of shareholders' investment. For the nine months ended September 30, 1995, Horizon's ROA approximated 1.42% and compared to 1.27% for the nine months ended September 30, 1994. For the nine months ended September 30, 1995, Horizon's ROE was 12.47%, an increase from the September 30, 1994, total of 11.53%.

Net income for the three months ended September 30, 1995, was $2,122 as compared to $2,021 for the same period of 1994. This represents an increase of $101 or 5.00% in net income for the comparable third quarter periods.

Factors contributing to the increase in net income for the three-month period ended September 30, 1995, included an increase of $653 in net interest income, a decrease of $10 in provision for loan losses, and an increase of $46 in other income. These factors were partially offset by an increase of $311 in total other operating expenses, and an increase of $297 in applicable income taxes.

                             NET INTEREST INCOME

Horizon's net interest income represents the excess of interest earned on loans, investment securities and other interest-earning assets over the interest incurred on deposits and borrowings and is the largest source of earnings. Net interest income is influenced by the volume of and relative yield (or cost) of earning assets and interest-bearing liabilities and the relative sensitivity of such assets and liabilities to changes in interest rates. Within this discussion, net interest income is presented on a taxable-equivalent basis to adjust for the tax favored status of earnings from certain loans and investments, principally obligations of state and local governments.

During the first nine months of 1995, Horizon's net interest income (FTE) increased $1,956 or 9.80% from September 30, 1994. Horizon's net yield on interest-earning assets for the period ended September 30, 1995, increased to 5.3% from 5.0% for the same period of 1994. This increase can be attributed to the weighted average yield on interest-earning assets increasing at a more rapid pace than the weighted average cost of interest-bearing liabilities.

Horizon's average interest-earning assets increased $21,796 or 4.09% from the September 30, 1994, total of $533,366. This increase resulted primarily from a growth in loans of $35,228 or 9.81%. Included in this average is approximately $14,381 in loans purchased from Huntington National Bank. The remaining increase in loans resulted from higher demand for commercial, real estate, and consumer loans, and reflected marketing efforts and local economic factors. A decrease in total securities and an increase in deposits has funded most of the growth in loans. Investment securities decreased $12,065 or 7.46% from an average balance of $161,736 at September 30, 1994 to an average balance of $149,671 during the nine months ended September 30, 1995.

Average interest-bearing liabilities increased $12,119 or 2.81% from $431,344 during the nine months ended September 30, 1994 to $443,463 for the nine months ended September 30, 1995. Increases, primarily in time savings, were somewhat offset by decreased interest-bearing demand deposits and regular savings deposits over the reported period. The weighted average cost of funds increased from 3.4% for the nine months ended September 30, 1994, to 4.0% for the nine months ended September 30, 1995. The weighted average cost of funds increased in the time savings category 110 basis points, while regular short-term borrowings declined 20 basis points in cost and interest-bearing demand deposits and savings deposits declined 10 basis points.

The following chart illustrates the average distribution of assets, liabilities and shareholders' equity, interest earnings and expense, and average rates, for the nine months ended September 30, 1995 and 1994.

                                AVERAGE RATES
               AVERAGE DISTRIBUTION OF ASSETS, LIABILITIES AND
              SHAREHOLDERS' EQUITY, INTEREST EARNINGS & EXPENSES

                                                         SEPTEMBER 30, 1995                     SEPTEMBER 30, 1994
                                                   ------------------------------         ------------------------------
                                                    AVERAGE    EARNINGS/   YIELD/          AVERAGE    EARNINGS/   YIELD/
                                                   BALANCES     EXPENSE     RATE          BALANCES     EXPENSE     RATE
                                                   ------------------------------         ------------------------------
ASSETS
Interest-earning assets:
  Loans, net of unearned
    interest (1)                                   $394,158      $27,098     9.2%          $358,930      $22,435     8.3%
Securities
  Taxable                                           108,350        5,215     6.4%           120,731        5,610     6.2%
  Tax-exempt (2)                                     41,321        2,345     7.6%            41,005        2,383     7.7%
                                                   --------      -------     ----          --------      -------     ----
  Total Securities                                  149,671        7,560     6.7%           161,736        7,993     6.6%
                                                   --------      -------     ----          --------      -------     ----

Interest-bearing deposits
  with other banks                                        0            0     0.0%             1,329          109    10.9%
Federal funds sold & other                           11,333          490     5.8%            11,371          340     4.0%
                                                   --------      -------     ----          --------      -------     ----
     Total interest-earning
       assets                                       555,162       35,148     8.4%           533,366       30,877     7.7%
                                                   --------      -------     ----          --------      -------     ----

Noninterest-earning assets:
  Cash and due from banks                            15,220                                  15,142
  Premises and equipment-net                          8,396                                   6,994
  Other assets                                       14,594                                  10,800
  Allowance for loan losses                          (6,422)                                 (5,839)
                                                   --------                                --------
     Total assets                                  $586,950                                $560,463
                                                   ========                                ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Interest-bearing liabilities:
  Interest-bearing demand
  deposits                                         $ 84,801      $ 1,727     2.7%          $ 90,246      $ 1,869     2.8%
  Regular savings                                   117,663        2,835     3.2%           132,565        3,236     3.3%
  Time savings                                      222,273        8,225     4.9%           190,636        5,364     3.8%
Other borrowings                                     18,726          396     2.8%            17,897          403     3.0%
                                                   --------     --------     ----          --------      -------     ----
    Total interest-bearing
      liabilities                                   443,463       13,183     4.0%           431,344       10,872     3.4%
                                                   --------     --------     ----          --------      -------     ----
Noninterest-bearing liabilities:
  Demand deposits                                    69,136                                  61,781
  Other liabilities                                   7,320                                   5,505
                                                   --------                                --------
     Total liabilities                              519,919                                 498,630
                                                   --------                                --------

Shareholders' equity                                 67,030                                  61,833
                                                   --------                                --------

    Total liabilities and
    shareholders' equity                           $586,950                                $560,463
                                                   ========                                ========

NET INTEREST EARNINGS                                            $21,961                                 $20,005
                                                                 =======                                 =======
NET YIELD ON INTEREST-EARNING ASSETS                                         5.3%                                    5.0%
                                                                             ===                                     ====


(1) Nonaccrual loans are included in average balances.
(2) Fully taxable-equivalent using a rate of 34%.




ALLOWANCE FOR LOAN LOSSES

Horizon's policy to maintain the allowance for loan losses at an adequate level to absorb estimated losses inherent in the portfolio. The allowance is composed of amounts specifically provided for loans reviewed on an individual or pool basis and an additional amount based on several factors including historical losses, economic conditions and industry trends. The allowance for loan losses was $6,594 at September 30, 1995, compared to $6,328 at December 31, 1994. Expressed as a percentage of total loans, net of unearned income, the allowance for loan losses was 1.59% at September 30, 1995, and 1.68% at December 31, 1994. This slightly lower level is due to improved asset quality measures including trends in net charge-offs, delinquencies and nonaccrual loans. While asset quality has improved, an additional amount was added to the allowance to provide for $14,381 of loans acquired from Huntington
National Bank during 1995.

For the nine-month period ended September 30, 1995, charge-offs have decreased $78 or 8.66% from the applicable period in 1994. Charge-offs of commercial loans decreased $168 or 73.04%. The decline in charge-offs is an indication of improvement in the local economy. Real estate loan charge-offs declined $5 or 6.25% from the comparable period in 1994. Charge-offs on loans to individuals increased $95 or 16.07% for the nine months ended September 30, 1995, from the comparable period in 1994. This increase in charge-offs of consumer loans was the result of more aggressive charge-off procedures, the increase in the volume of consumer loans and a higher level of credit card outstandings.

Horizon's provision for loan losses totaled $785 for the nine months ended September 30, 1995, representing a 16.40% decrease from the provision charged to income for the nine months ended September 30, 1994. The decreased provision for loan losses was deemed prudent in light of the improvement in asset quality as evidenced by a decline of $349 or 11.71% in nonaccrual loans from December 31, 1994 to September 30, 1995. However the third-quarter provision was increased slightly over the provision in the first two quarters of 1995 to allow for the risk associated with the loans purchased from Huntington National Bank, and because of the increased level of credit card lending.

Horizon's loans, 90 days or more delinquent and still accruing interest at September 30, 1995, decreased from $1,781 at December 31, 1994, to $1,720 at September 30, 1995, or 3.43%. Expressed as a percentage of total loans, Horizon's loans 90 or more days delinquent totaled 0.42% at September 30, 1995, as compared to 0.47% at December 31, 1994.

Horizon's policy is to place in nonaccrual status those loans (including loans impaired under SFAS No. 114) which are past due over 90 days, unless the loans are adequately secured and in the process of collection. Nonaccrual loans totaled $2,632 at September 30, 1995, and have decreased $349 or 11.71% from December 31, 1994. A major portion of the decrease was noted in nonaccrual real estate loans which decreased $389 or 22.27% from $1,747 at December 31, 1994 to $1,358 at September 30, 1995 and was the result of the liquidation of real estate securing a large commercial loan at a subsidiary bank.

Nonperforming assets as of September 30, 1995, and December 31, 1994 were:

                                                 SEPTEMBER 30,        DECEMBER 31,
                                                       1995                1994
Nonaccruing Loans                                     $ 2,632             $ 2,981

Loans Past Due 90 Days or
More and Still Accruing Interest                        1,720               1,781
                                                      -------              ------
Total                                                 $ 4,352             $ 4,762
                                                      =======             =======

Total Nonaccrual Loans as a
% of Total Loans, Net of Unearned                        0.64%               0.79%

Loans Past Due 90 Days or More and
Still Accruing Interest as a
% of Total Loans, Net of Unearned                        0.42%               0.47%

Based upon management's current assessment of the loan portfolio, there are no additional significant loans which have been identified as potential problem loans or that would cause the allowance for loan losses to be materially misstated.

Horizon's foreclosed real estate totaled $491 at September 30, 1995, and has decreased $271 or 35.56% from $762 at December 31, 1994. Management is actively seeking disposition of all tracts with a minimal amount of loss anticipated.

NONINTEREST INCOME

For the nine months ended September 30, 1995, noninterest income totaled $2,197 and has increased $276 or 14.37% from the $1,921 reported in the same period in 1994. Noninterest income represents all sources of income except that derived from interest on earning assets.

Service charges on deposit accounts and other fee income totaled $1,297 for the first nine months of 1995 and have increased $52 or 4.18% from the 1994 period. This increase is primarily due to $54 in service charges and other fee income on deposit accounts acquired from Huntington Natioanl Bank. It is also noted that average deposit balances increased $18,645 or 3.92% from $475,228 at September 30, 1994 to $493,873 at September 30, 1995.

For the nine-month period ended September 30, 1995, other noninterest income increased $358 or 53.19% and was primarliy due to an increase of $90 or 33.21% in trust income, a result of increased estate settlements and to a gain of $151 on sale of other real estate.

Investment securities losses were $131 during the first nine months of 1995 as compared to securities gains of $3 during the first nine months of 1994. These losses were incurred to take advantage of the availability of higher yielding investments.

For the three month period ended September 30, 1995, Noninterest income increased $46 or 7.08% and is primarily due to an increase of $80 or 19.00% in service charges and fees. This increase is due to $48 in service charges on deposit accounts acquired from Humtington National Bank and increased service charge fees at the subsidiary banks.

NONINTEREST EXPENSE

Horizon's noninterest expense for the nine months ended September 30, 1995, totaled $13,116, an increase of $583 or 4.65% over the total for the nine months ended September 30, 1994, of $12,533. Primary contributors to the increase included a $413 or 6.91% increase in salaries and employee benefits and a $287 or 19.75% increase in net occupancy expenses.

Salaries and employee benefits are historically the largest component of noninterest expense. The $413 increase in this category is the result of additional personnel due to the Huntington National Bank branch locations purchase and regular salary increases. The increase in net occupancy expense is primarily due to $304 additional depreciation on computer equipment purchased during the first nine months of 1995.

For the three-month period ended September 30, 1995, noninterest expenses were $4,563, an increase of $311 or 7.31% from the levels incurred for the same period of 1994. The increase is due to a $180 rise in salaries and employee benefits which reflects additional personnel, a $150 increase in net occupancy expenses related to Horizon's data processing conversion, a $14 increase in telephone expense, and small increases in other categories. These increases were partially offset with a $117 decrease in FDIC deposit insurance premiums during the third quarter of 1995.

INCOME TAXES

The effective tax rate was 32.44% for the nine months ended September 30, 1995, and compares to 29.38% for the nine-month period ended September 30, 1994. During the nine month period ended September 30, 1995, the effective tax rate has risen 10.42% and follows an increase of $1,705 or 22.51% in income before income taxes. For the three-month period ended September 30, 1994, the effective tax rate was 33.65% and compares to 27.82% for the three-month period ended September 30, 1994. The increase in the effective tax rate of 20.96% follows an increase of $398 or 14.21% in income before income taxes.
The higher effective tax rate for the third quarter and the first three quarters of 1995 compared to the same periods in 1994 reflects a lower ratio of tax exempt to taxable income in 1995.

BALANCE SHEET ANALYSIS

Total assets increased $32,732 or 5.74% from the December 31, 1994, total. At September 30, 1995, total assets were $602,667 and are compared to the December 31, 1994, total of $569,935.

Federal funds sold decreased $1,325 or 24.77% from the December 31, 1994, total of $5,350. The decrease is due to loan commitments funded in the third quarter of 1995. Horizon is experiencing stronger loan demand because of Local economic factors, a more active officer call program, and a marketing program which continues to emphasize the locally-owned status of the corporation.

Investment securities totaled $150,655 at September 30, 1995, and have decreased $4,495 or 2.90% from the December 31, 1994, total of $155,150. This is attributable to loan demand and reflects management's strategy to fund portions of loan growth through maturities of investment securities.

Growth in total loans has evidenced stronger loan demand in the first three quarters of 1995 of $24,592, plus $14,381 in loans purchased from Huntington National Bank. Growth occurred in consumer loans which increased $21,890 or 23.51% from year-end 1994 due primarily to the acquisition of assets from Huntington National Bank. Real estate loans increased $13,511 or 7.17% from December 31, 1994, and evidences increasing construction and residential purchases in the market area of the subsidiary banks. Commercial loans have increased $3,572 or 3.57% from December 31, 1994.

Net premises and equipment have increased $3,079 or 43.38% from $7,097 at December 31, 1994 to $10,176 at September 30, 1995. Significant items in the increase include $1,871 for construction of a subsidiary bank building, $200 for purchase of real estate, and $1,185 for purchase of computer equipment reduced by increase in depreciation to upgrade Horizon's information systems.

Total deposits at September 30, 1995 were $508,368 and have increased $24,813 or 5.13% from the December 31, 1994, total of $483,555. The loan-to-deposit ratio was 81.27% at September 30, 1995, and compares to 77.95% at December 31, 1994. This increase is due to Horizon's strategic effort to improve earnings and increase shareholder value.

At September 30, 1995, short-term borrowings consist of securities sold under agreements to repurchase which are offered for customer accommodation and borrowings of $1,000 from the Federal Home Loan Bank of Pittsburgh. Total repurchase agreements of $17,527 represent an increase of $730 or 4.35% from $16,797 at December 31, 1994. The FHLB borrowings is a one-year term note indexed to the prime rate and was used to fund a portion of a commerical loan.

Shareholders' equity increased $5,933 or 9.33% from the total at December 31, 1994, and is primarily attributable to retention of earnings and the change in unrealized loss on available-for-sale securities of $1,297 to an unrealized gain on available-for-sale securities of $507.

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

Interest rate risk is measured through a static gap analysis which is shown in the following table. Within the three months or less time frame are balances of interest-bearing transaction accounts and regular savings totaling $196,484. This is the primary reason that Horizon is in a negative gap position for that period. The subsidiary banks are currently experiencing an increase in certificates of deposit as consumers are responding to an upward trend in market interest rates.

The following table represents the interest sensitivity gap for periods presented taking into consideration the periodic payments on loans and contractual repricing of interest-bearing assets or interest-bearing liabilities.

ASSETS & LIABILITIES                                      AFTER         AFTER
MATURITIES & RATE                                       3 MONTHS        1 YEAR
SENSITIVITY                               3 MONTHS        WITHIN        WITHIN        OVER
SEPTEMBER 30, 1995                         OR LESS      12 MONTHS       5 YEARS      5 YEARS        TOTAL
                                          --------     ----------      --------     --------        -----
EARNING ASSETS

Loans*                                   $  89,920      $  93,820      $157,554     $ 76,658     $417,952
Investments                                 14,433         15,576        65,537       55,110      150,656
Federal Funds Sold                           4,025              0             0            0        4,025
                                         ----------------------------------------------------------------
Total Interest-
Earning Assets                             108,378        109,396       223,091      131,768      572,633

INTEREST-BEARING
LIABILITIES

Interest-Bearing
Transaction Accounts                        82,624              0             0            0       82,624
Savings                                    113,860              0             0            0      113,860
Time Savings                                59,814        117,032        64,466            0      241,312
Short-term Borrowing                        18,527              0             0            0       18,527
                                         ----------------------------------------------------------------
Total Interest-
Bearing Liabilities                        274,825        117,032        64,466            0      456,323
                                         ----------------------------------------------------------------
Interest Sensitivity
Gap                                      $(166,447)     $  (7,636)     $158,625     $131,768    $ 116,310
                                         ================================================================
Cumulative Interest
Sensitivity Gap                          $(166,447)     $(174,083)     $(15,458)    $116,310
                                         ===================================================
Ratio of Interest-
Sensitive Assets to
Interest-Sensitive
Liabilities                                  39.44%         93.48%
                                            =====================
Ratio of One Year Cumulative
Interest Sensitivity Gap to Total
Assets                                     (28.89%)


*Nonaccrual loans are not included.

Noninterest-bearing demand deposits are not considered in this analysis.


CAPITAL RESOURCES AND DIVIDENDS

Beginning January 1, 1994, FAS 115 required available-for-sale investments to be carried at fair value with a corresponding adjustment, net of tax, included in shareholders' equity. At September 30, 1995, shareholders' equity included an unrealized net gain on available-for-sale investments of $507. Because bond rates experienced a general decline in the first quarter of 1995, the unrealized net gain or loss on available-for-sale securities changed from an unrealized net loss of ($1,297) at December 31, 1994 to an unrealized net gain of $507 at September 30, 1995.

Shareholders' equity when expressed as a percentage of total assets totaled 11.53% on September 30, 1995, an increase of 3.32% from the 11.16% reported on December 31, 1994. The primary capital ratio, which includes equity and the allowance for loan losses, was 12.49% on September 30, 1995, and has increased 2.97% from the 12.13% reported on December 31, 1994. The Federal regulatory agencies have adopted risk-based capital guidelines; Horizon continues to be well above the minimum guidelines for all risk-based ratios.

Pertinent capital ratios were:

                                                                           Minimum
                                    September 30,     December 31,      Regulatory
                                            1995             1994     Requirements
                                            ----             ----     ------------
Shareholders' Equity/Total Assets          11.53%           11.16%               -
Primary Capital Ratio                      12.49%           12.13%               -
Risk-Adjusted Capital:
  Tier I                                   17.41%           17.86%           4.00%
  Tier I and II                            18.57%           19.65%           8.00%
  Leverage                                 11.44%           11.19%           3.00%

Management is not aware of trends, events, or uncertainties, either favorable or unfavorable, that are likely to have a material effect on Horizon's liquidity, capital resources or results of operations. There are no current recommendations by regulatory authorities that, if implemented, would have a material effect on Horizon.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

   11. Statement of Computation of Earnings per Share - attached.

   27. Financial Data Schedule.

B. Reports on Form 8-K

   No reports on Form 8-K have been filed during 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   HORIZON BANCORP, INC.
                                                   --------------------------
                                                   (Registrant)


Date: October 20, 1995                             /s/ Frank S. Harkins, Jr.
      ----------------                             --------------------------
                                                   Frank S. Harkins, Jr.
                                                   Chairman of the Board



Date: October 20, 1995                             /s/ David W. Hambrick
      ----------------                             --------------------------
                                                   David W. Hambrick
                                                   Executive Vice President and
                                                   Chief Financial Officer