Form 10-K
period 1995-12-31
HORIZON BANCORP INC /WV/
filed 1996-04-01
CIK 730025

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------
                                   FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    FOR THE TRANSITION PERIOD FROM __________________ TO __________________
    COMMISSION FILE NUMBER 0-11672
    Horizon Bancorp, Inc.
    (Exact name of registrant as specified in its charter)


WEST VIRGINIA                              55-0631939
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

ONE PARK AVENUE
BECKLEY, WV                                25802-2803
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (304) 255-7000 Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
  None                            None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK PAR VALUE $1.00
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

As of March 15, 1996, there were 2,449,930 shares of Horizon Bancorp, Inc.
$1 par value common stock held by non-affiliates with an aggregate market value of $101,672,081.

As of March 15, 1996, there were 2,830,130 shares of Horizon Bancorp, Inc. $1 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                                                              Incorporated into
(1)  Portions of the Annual Report to Shareholders for
fiscal year ended December 31, 1995 (hereinafter the
"1995 Annual Report")                                         Parts I & II

(2)  Form 8-K filed with the Securities & Exchange
Commission on February 23, 1996, announcing the signing
of a definitive agreement to acquire Twentieth
Bancorp, Inc.                                                 Part I, Item 1


                             HORIZON BANCORP, INC.
                                 FORM 10K INDEX

- -------------------------------------------------------------------------------
                                                                          Page
Part I   Item  1 Business ..............................................   2-7
         Item  2 Properties ............................................   7-8
         Item  3 Legal Proceedings .....................................     8
         Item  4 Submission of Matters to a Vote of Security Holders ...     8
- -------------------------------------------------------------------------------
Part II  Item  5 Market for the Registrant's Common Stock and Related
                 Shareholder Matters ...................................     8
         Item  6 Selected Financial Data ...............................     8
         Item  7 Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...................     8
         Item  8 Financial Statements and Supplementary Data ...........     8
         Item  9 Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure ...................     8
- -------------------------------------------------------------------------------
Part III Item 10 Directors and Executive Officers of the Registrant ....   9-13
         Item 11 Executive Compensation ................................  15-17
         Item 12 Security Ownership of Certain Beneficial Owners
                 and Management ........................................  21-23
         Item 13 Certain Relationships and Related Transactions ........     24
- -------------------------------------------------------------------------------
Part IV  Item 14 Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K ...........................................     25
Signatures .............................................................     26
Index to Exhibits ......................................................     25
- -------------------------------------------------------------------------------


PART I

ITEM 1. BUSINESS

THE REGISTRANT

The Registrant was incorporated in 1982 under the laws of the State of West Virginia as a one-bank holding company known as Raleigh Bankshares, Inc. On January 3, 1984, the Bank of Raleigh became a wholly-owned subsidiary of Raleigh Bankshares.

Subsequent to 1984, the Board of Directors determined that the name, Raleigh Bankshares, may have had a constraining effect upon expanding activities. The shareholders approved an amendment on April 16, 1985, to change Raleigh Bankshares' name to "Horizon Bancorp, Inc."

Banking operations are, and are expected to continue to be, Horizon Bancorp's primary business and major source of revenue. Horizon Bancorp derives, for the most part, its revenues from dividends paid by its subsidiary banks. The principal role of Horizon Bancorp is to supervise and coordinate the activities of the subsidiary banks.

Horizon has four operating subsidiaries, Bank of Raleigh ("Raleigh"), National Bank of Summers of Hinton ("Summers"), Greenbrier Valley National Bank ("Greenbrier") and The First National Bank in Marlinton ("Marlinton").

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

As of December 31, 1995, Horizon had approximate consolidated assets of $614,745,000, deposits of $514,475,000 and shareholders' equity of $71,107,000.

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

Summers was incorporated in 1895 as a state banking corporation under the laws of the State of West Virginia with the name "The Bank of Summers." Summers opened for business in 1895 and operated as a state bank under the laws of the State of West Virginia from that date until 1906, when the Bank obtained a national charter and assumed its present name, "National Bank of Summers of Hinton."

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

During 1995, Horizon, through two of its subsidiary banks, purchased certain assets and assumed certain liabilities of a regional banking company. Greenbrier Valley National Bank acquired the regional branch office at Fairlea, Greenbrier County, on March 31, 1995. Bank of Raleigh acquired regional branch offices located at Beaver and Sophia, Raleigh County, and at Oak Hill in Fayette County on May 12, 1995. The assets of these offices acquired by Horizon totaled approximately $21,000,000.

The Board of Directors of Horizon implemented a dividend reinvestment plan in September 1995 for Horizon's shareholders. The purpose of the plan is to provide Horizon's shareholders with a convenient means of purchasing additional shares of common stock of Horizon through the investment of dividends. All shareholders are eligible to participate in the plan. The plan is voluntary, and all maintenance and transaction costs are paid by Horizon.

FUTURE ACQUISITIONS AND EXPANSIONS

Horizon has entered into an agreement to acquire Twentieth Bancorp, Inc. of Huntington, West Virginia. Under the terms of the agreement, Horizon will issue
1.01 shares of its common stock in exchange for each share of common stock of Twentieth Bancorp. As a result of this transaction, approximately 1,818,000 shares of Horizon Bancorp common stock will be issued.

The Definitive Agreement is attached as an Exhibit to the 8-K filed by the registrant in February 1996 which is incorporated herein by reference. The Acquisition is subject to the approval of the shareholders of Horizon as well as the shareholders of Twentieth Bancorp along with bank regulatory agencies. It is presently anticipated that the required shareholder meetings will be held in August 1996 and if approved by the shareholders and by the regulators, it is anticipated that the acquisition would close in August or September of 1996.

Horizon has no current plans, arrangements or understandings to acquire any other banking or banking-related businesses at this time.

EMPLOYEES

At the close of 1995, Horizon Bancorp had 270 full-time equivalent employees.

COMPETITION

Bank of Raleigh's primary market area is generally defined as Raleigh County, West Virginia. As of December 31, 1995, there were five banks operating in Raleigh County. Total deposits of the commercial banks in Raleigh County at December 31, 1995 were approximately $596,445,000, and Bank of Raleigh ranked first with 42.23% of the total deposits in Raleigh County. Bank of Raleigh's largest competitor in the market area reported total deposits of $150,380,000 and the smallest competitor in the market area had total deposits of $2,861,000.

Five new banks have been chartered in Raleigh County since 1970. In addition, one federally-chartered savings and loan association has opened since 1980. Total deposits for Bank of Raleigh, however, have increased from the December 31, 1994 level of $224,203,000 to a December 31, 1995 level of $251,906,000.

The primary market area of National Bank of Summers of Hinton is generally defined as Summers County, West Virginia. Bank of Raleigh and National Bank of Summers do not operate in the same general market area. As of December 31, 1995, there were two banks operating in Summers County with total deposits of approximately $116,220,000. National Bank of Summers had total deposits of $60,532,000 as of December 31, 1995, and the other bank in the market area had total deposits of approximately $55,733,000 as of that date. Summers ranked first with 52.06% of total deposits.

The primary market area of Greenbrier Valley National Bank is generally defined as Greenbrier County, West Virginia. Greenbrier's market area is served by five financial institutions. These institutions include One Valley Bank, a wholly-owned subsidiary of a state-wide multi-bank holding company. As of December 31, 1995, total deposits at these five financial institutions were approximately $451,430,000. Greenbrier is the largest of these five banks with 33.24% of the deposits in Greenbrier County. Greenbrier had total deposits of $150,040,000 as of December 31, 1995, and the other banks within the market area had total deposits of approximately 66.76% as of that date.

First National Bank in Marlinton's primary market area is generally defined as Pocahontas County, West Virginia. There are two commercial banks within Marlinton's market area. As of December 31, 1995, total deposits at these two commercial banks were approximately $98,669,000. First National Bank in Marlinton had approximately 53.25% of the total deposits.

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

In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, absent action to opt out or limit interstate branching by the West Virginia Legislature, interstate branch banking may occur after June 1, 1997. The states are permitted: i) to opt into interstate branch banking prior to June 1, 1997; ii) to opt out of interstate branch banking prior to that date, iii) to allow only acquisition of branches; iv) to opt into DE NOVO interstate branch banking; or v) to allow the acquisition of a branch of a bank without acquiring the bank itself.

SUPERVISION AND REGULATIONS

Horizon is a bank holding company within the provisions of the Bank Holding Company Act of 1956, is registered as such and is subject to supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve"). Horizon is also a registered bank holding company within the provisions of the West Virginia Bank Holding Company laws (W.Va. Code 31A-8A-1 et seq.) ("West Virginia

Act"), and is subject to the supervision of the West Virginia Board of Banking and Financial Institutions ("Board of Banking") and Commissioner of Banking. The Bank Holding Company Act and the West Virginia Act require Horizon to secure the prior approval of the Federal Reserve and the Board of Banking before Horizon acquires ownership or control of more than 5% of the voting shares or substantially all of the assets of any institution, including another bank. In addition, the West Virginia Act prohibits a depository institution, including a bank holding company, from controlling more than 20% of the total deposits of all depository institutions in West Virginia.

As a bank holding company, Horizon is required to file with the Federal Reserve and the Commissioner of Banking annual reports and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act and the Banking Commissioner may require under the West Virginia Act. The Federal Reserve and the Banking Commissioner may also make examinations of Horizon and any or all of its subsidiaries. Further, under Section 106 of the 1970 Amendments to the Bank Holding Act and the regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or any provision of credit, sale or lease of property or furnishing of services. In addition, pursuant to the United States Code, Horizon is considered an "affiliate" of the Banks and, as such, the Banks are subject to statutory limitations in extending credit to, or investing funds in, Horizon, and in accepting Horizon's securities or other obligations as collateral for any advances made by the Banks to any other entity or person.

Horizon is required to register annually with the Commissioner of Banking of West Virginia ("Commissioner") and to pay a registration fee to the Commissioner based on the total deposits in the banks with respect to which Horizon is a bank holding company. The registration fee is limited to ten dollars per million dollars in deposits rounded off to the nearest million dollars. Horizon is also under the regulatory control of the Commissioner.

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

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

Statistical disclosures required by bank holding companies are included in "Five-Year Selected Financial Summary" on page 5 and in "Management's Discussion and Analysis of Operations" set forth on pages 5 through 26 of Horizon's Annual Report to Shareholders for the fiscal year ended December 31, 1995. That information is incorporated herein by reference.

ITEM 2. PROPERTIES

Horizon Bancorp's principal office is located in the Bank of Raleigh at One Park Avenue, Beckley, West Virginia. Bank of Raleigh has a full-service branch consisting of the former offices of Crossroads National Bank at the Crossroads Mall, Bradley, West Virginia. In addition, a full-service branch is located at the corner of Main and Kanawha Streets, Beckley, West Virginia. During 1995, branches in Kroger supermarkets were acquired from a regional bank and are located at Beaver and Sophia, Raleigh County, and at Oak Hill in Fayette County.

The operations of National Bank of Summers are conducted at 123 Temple Street in Hinton, West Virginia. National Bank of Summers operates, in addition to its main office, a full-service branch facility at County Roads Plaza on Stokes Drive.

Greenbrier Valley National Bank's main office is located at 109 South Jefferson Street, Lewisburg, West Virginia. Greenbrier has four full service branch offices located in Alderson, Rainelle, Fairlea, and Rupert, West Virginia. During 1995, a branch in a Kroger supermarket was acquired from a regional bank and is located at Fairlea.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

At March 15, 1996, the total number of holders of Horizon's common stock was 2,127.

The section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Market and Dividend Information" on pages 25 and 26 of Horizon's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Table 1, "Five-Year Selected Financial Summary," on page 5 of Horizon's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 5 through 26 of Horizon's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors and consolidated financial statements included on pages 29 through 45 of Horizon's 1995 Annual
Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF HORIZON

DIRECTORS

The bylaws of Horizon provide that the Board of Directors of Horizon shall consist of not fewer than five (5) and no more than thirty (30) individuals, as fixed and determined, from time to time, by the Horizon Board of Directors. The Board of Directors has fixed the number of directors to be elected at Horizon's Annual Meeting of Shareholders and to constitute the Board of Directors of Horizon at eighteen (18).

All the individuals listed below served as directors of Horizon during Horizon's 1995 fiscal year, are currently serving as directors and except for John C. Horton, Jr., who died on March 23, 1996, and William E. Kane who has attained age 70 (2), have been nominated to stand for re-election at Horizon's Annual Meeting of Shareholders expected to be held during the third quarter of 1996. The following table sets forth background information on each director.

The Board of Directors does not presently intend to add another director to replace Mr. Horton either by action of the Board or by nomination at the annual shareholder meeting.

                                              SERVED           FAMILY
                                               AS A         RELATIONSHIP
                                            DIRECTOR OF      WITH OTHER            PRINCIPAL OCCUPATION OR
DIRECTORS                       AGE        HORIZON SINCE      DIRECTORS            EMPLOYMENT LAST 5 YEARS
- ---------                       ---        -------------    -----------            -----------------------

John M. Alderson, IV             66            1993              None         Retired Claims Agent - State Farm Insurance Company,
                                                                              Lewisburg, WV; Owner - J.M. Alderson Store, Alderson,
                                                                              WV (retail); Director - Allegheny Bankshares
                                                                              Corporation, Director - Greenbrier Valley National
                                                                              Bank, Lewisburg, WV; Director - Horizon Bancorp,
                                                                              Inc., Beckley, WV

Phillip W. Cain                  48            1995              None         Executive Vice President, CEO and Director, First
                                                                              National Bank in Marlinton, Marlinton, WV; Director,
                                                                              Horizon Bancorp, Inc., Beckley, WV

W. H. File, III                  48            1993              (1)          Partner - File, Payne, Scherer & File, Beckley, WV
                                                                              (law firm); Director - Bank of Raleigh, Beckley, WV;
                                                                              Director - Horizon Bancorp, Inc., Beckley, WV

David W. Hambrick                54            1993              None         President and Chief Operating Officer - Allegheny
                                                                              Bankshares Corporation, Lewisburg, WV; Executive Vice
                                                                              President - Greenbrier Valley National Bank,
                                                                              Lewisburg, WV; Director - First National Bank
                                                                              in Marlinton, Marlinton, WV; Director, Executive
                                                                              Vice President and Chief Financial Officer -
                                                                              Horizon Bancorp, Inc., Beckley, WV

Frank S. Harkins, Jr.        55               1982           None         Chairman of the Board and Director -
                                                                          Horizon Bancorp, Inc.; Director - National Bank
                                                                          of Summers of Hinton, Hinton, WV; Director - Greenbrier
                                                                          Valley National Bank, Lewisburg, WV; Director, President
                                                                          and Chief Executive Officer - Bank of Raleigh,
                                                                          Beckley, WV

John C. Horton, Jr.          67               1993           None         Retired Director of Conferences at The
                                                                          Greenbrier, White Sulphur Springs, WV (resort);
                                                                          Director - Greenbrier Valley National Bank, Lewisburg,
                                                                          WV; Director - Allegheny Bankshares Corporation,
                                                                          Lewisburg, WV; Director - Horizon Bancorp, Inc.,
                                                                          Beckley, WV

Tracy W. Hylton, II          47               1993           None         President, Eller, Inc. (surface mining); President -
                                                                          Nell Jean Industries, Inc. (mine supply); President -
                                                                          Upper Laurel Mining; President - New Land Leasing;
                                                                          President - MIN, Inc. (surface mining); President,
                                                                          Gracie, Inc. (land leasing); President - Tammie
                                                                          Lynn Coal Company (surface mining); Vice
                                                                          President - Nell Jean Enterprises, (retail);
                                                                          President - Lightning, Inc. (land leasing); President -
                                                                          Patience, Inc. (surface mining); Director - Bank of
                                                                          Raleigh; Director - Horizon Bancorp, Inc., Beckley, WV

William E. Kane(2)           70               1993           None         President and owner of DMC Company (building supply and
                                                                          furniture), Durbin, WV; Chairman and President - The
                                                                          First National Bank in Marlinton, Marlinton, WV;
                                                                          Director - Allegheny Bankshares Corporation, Lewisburg,
                                                                          WV; Director - Horizon Bancorp, Inc., Beckley, WV

Robert L. Kosnoski           61               1993           None         President - Mountaineer Parts & Repair, Inc., Mt. Hope,
                                                                          WV; President - Beckley Flying Service, Beckley, WV;
                                                                          President - Paint Creek Coal Co., Mt. Hope, WV (coal
                                                                          mining); Director - Bank of Raleigh, Beckley, WV;
                                                                          Director - Horizon Bancorp, Inc., Beckley, WV

Thomas E. Lilly              57               1993           None         Chairman and CEO - Lillys' Crown Jewelers Corporation,
                                                                          Beckley, WV (retail jewelry); President - Lillys' Crown
                                                                          Jewelers Corporation, Beckley, WV; Director - Bank of
                                                                          Raleigh, Beckley, WV; Director - Horizon Bancorp, Inc.,
                                                                          Beckley, WV




Carolyn H. McCulloch          67            1984           None           Director and Chairman of the Board - Bank of Raleigh,
                                                                          Beckley, WV; Director and Vice President - Horizon
                                                                          Bancorp, Inc., Beckley, WV

Philip L. McLaughlin          55            1993           None           Director, Chairman of the Board and Chief Executive
                                                                          Officer - Allegheny Bankshares Corporation, Lewisburg,
                                                                          WV; Director, President and Chief Executive Officer -
                                                                          Greenbrier Valley National Bank, Lewisburg, WV; Director
                                                                          - First National Bank in Marlinton, Marlinton,
                                                                          WV; Director - Bank of Raleigh, Beckley, WV; Director,
                                                                          President and Chief Executive Officer - Horizon Bancorp,
                                                                          Inc., Beckley, WV

Harper W. Nelson              58            1993           None           Director, Vice President and Secretary - Marlinton
                                                                          Electric Co., Inc. (petroleum), Marlinton, WV; Director -
                                                                          WV Petroleum Marketers Association (marketer of
                                                                          petroleum), Marlinton, WV; Director - First National
                                                                          Bank in Marlinton, WV; Director - Allegheny
                                                                          Bankshares Corporation, Lewisburg, WV; Director -
                                                                          Horizon Bancorp, Inc., Beckley, WV

Rodney H. Pack                60            1993           None           Vice President, Sales and Administration -
                                                                          Acme Limestone Co., Inc., Fort Spring, WV; Executive
                                                                          Vice President - Acme Limestone Corporation (crushed
                                                                          limestone manufacturing), Fort Springs, WV;
                                                                          President - Raleigh Ready Mix and Asphalt, Inc.,
                                                                          (Portland cement concrete and asphaltic supplier),
                                                                          Sprague, WV; President - Wolf Creek Corporation (land
                                                                          development) Alderson, WV; Director - Greenbrier Valley
                                                                          National Bank, Lewisburg, WV; Director - Allegheny
                                                                          Bankshares Corporation, Lewisburg, WV; Director -
                                                                          Horizon Bancorp, Inc., Beckley, WV

E. M. Payne III               60            1985           (1)            Partner - File, Payne, Scherer & File, Beckley, WV (law
                                                                          firm); Director and Secretary - Horizon Bancorp, Inc.;
                                                                          Director - Bank of Raleigh, Beckley, WV; President -
                                                                          Piney Land Company, (land development, coal, gas and
                                                                          timber), Beckley, WV; President - McCreery Coal Land
                                                                          Company (land development, coal, gas and timber),
                                                                          Beckley, WV; President - Combahee Investment Corporation
                                                                          (land management and development), Beckley, WV; President
                                                                          - Hilton Head Equity Management Co., Inc. (land
                                                                          management and development), Beckley, WV; President -
                                                                          The James T. McCreery Company, Inc. (land development,
                                                                          coal and timber), Beckley, WV

R. T. Rogers               62         1985           None          President and CEO - R. T. Rogers Oil Co.,
                                                                   (oil and fuel distributor), Hinton, WV; Director -
                                                                   National Bank of Summers of Hinton, Hinton, WV; Director -
                                                                   Horizon Bancorp, Inc., Beckley, WV

James E. Songer            65         1985           None          President - Homeseekers Land & Building Co., Inc., Beckley,
                                                                   WV, (real estate); President - Songer Insurance, Inc.,
                                                                   Beckley, WV (insurance); President - Sunset Memorial Park, Inc.
                                                                   (perpetual care); Director - Bank of Raleigh, Beckley, WV;
                                                                   Director - Horizon Bancorp, Inc., Beckley, WV

Albert M. Ticche, Jr.      43         1992           None          Assistant Administrator & Treasurer - Beckley Hospital, Inc.,
                                                                   Beckley, WV; Administrator and Treasurer - Beckley Hospital,
                                                                   Inc., Beckley, WV; President - Extend-A-Care, Inc. (health care); Director - Bank of Raleigh, Beckley, WV; Director -
                                                                   Horizon Bancorp, Inc., Beckley, WV

E. A. Tuckwiller, Jr.      68         1993           None          Owner - Stonehill Farm, Lewisburg, WV; Director - Greenbrier
                                                                   Valley National Bank, Lewisburg, WV; Director -
                                                                   Allegheny Bankshares Corporation, Lewisburg, WV; Director -
                                                                   Horizon Bancorp, Inc., Beckley, WV

Earl R. Turner             61         1995           None          President, CEO and Director, National Bank of Summers of Hinton,
                                                                   Hinton, WV; Director - Horizon Bancorp, Inc., Beckley, WV

(1) W. H. File, III, and E. M. Payne III are brothers-in-law

(2) Horizon's bylaws provide that "To be eligible for nomination and election at the annual meeting, no director shall have attained the age of seventy years as of the date of the meeting." Therefore, Mr. Kane is not eligible for nomination and election to the Board of Directors.


EXECUTIVE OFFICERS

The principal executive officers of Horizon are listed in the following table. Each of these three individuals have entered into employment agreements with Horizon. See "Item 11 Executive Compensation--Compensation Committee of the Board Report on Executive Compensation and Incentive Stock Option Plan."


NAME                         AGE        BANKING EXPERIENCE AND QUALIFICATIONS
- ----                         ---        -------------------------------------

Philip L. McLaughlin        55          1987 to 1993, Director, Chairman of the Board and Chief Executive Officer of
                                        Allegheny Bankshares Corporation; 1970 to present, Director of Greenbrier Valley
                                        National Bank; 1986 to present, President, Chief Executive Officer and Director of
                                        Greenbrier Valley National Bank; Member of Executive and Investment Committees of
                                        Greenbrier Valley National Bank; Director of First National Bank in Marlinton; 1993
                                        to present, President and Chief Executive Officer of Horizon Bancorp, Inc.

Frank S. Harkins, Jr.       56          1961 to 1976, Kanawha Valley Bank, N.A.; 1976 to 1986, Executive Vice President and
                                        Chief Executive Officer of Bank of Raleigh; 1986 to present, Director, President and
                                        Chief Executive Officer of Bank of Raleigh; 1983 to 1993, President and Chief Executive
                                        Officer of Horizon Bancorp, Inc.; Member of Executive, Trust and Investment Committees
                                        of Bank of Raleigh; Director of National Bank of Summers; 1993 to present, Chairman of the Board of Horizon Bancorp, Inc.

David W. Hambrick           54          1987 to 1993, President and Chief Operating Officer of Allegheny Bankshares Corporation;
                                        1986 to present, Director and Executive Vice President of Greenbrier Valley National Bank;
                                        Member of Executive, Trust and Investment Committees of Greenbrier Valley National Bank;
                                        Director of First National Bank in Marlinton; 1993 to present, Director,
                                        Executive Vice President and Chief Financial Officer of Horizon Bancorp, Inc.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires Horizon's directors and executive officers, and persons who own more than 10% of a registered class of Horizon's equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of common stock and other equity securities of Horizon. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish Horizon with copies of all Section 16(a) forms they file.

Bank of Raleigh holds a special Power of Attorney to file Section 16(a) forms on behalf of Horizon's directors. Based solely on review of the copies of such reports furnished to Horizon or written representations that no other reports were required, Horizon believes that during the 1995 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that (1) two reports, covering an aggregate of two transactions, were filed late by Earl R. Turner; (2) two reports, covering an aggregate of two transactions, were filed late by Phillip
W. Cain; (3) one report covering one transaction was filed late by David W. Hambrick; (4) two reports covering five transactions were filed late by Frank S. Harkins, Jr.; (5) one report covering one transaction was filed late by Thomas
E. Lilly; (6) one report covering two transactions was filed late by Philip L. McLaughlin; (7) one report covering one transaction was filed late by E. M. Payne III, President of Piney Land Company; and (8) one report covering five transactions was filed late by E. A. Tuckwiller, Jr.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid during 1995, 1994 and 1993 to the executive officers whose cash compensation exceeded $100,000;

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG TERM COMPENSATION
                                                                                                  ----------------------
                                                 ANNUAL COMPENSATION                              AWARDS          PAYOUTS
                                                 -------------------                              -----------------------
                                                                           OTHER                         NUMBER OF
                                                                           ANNUAL        RESTRICTED      SECURITIES      ALL OTHER
NAME AND                                                                   COMPEN-         STOCK         UNDERLYING       COMPEN-
PRINCIPAL POSITION              YEAR        SALARY($)       BONUS($)      SATION(1)       AWARD($)     OPTIONS/SARs(3)    SATION
- ---------------------------------------------------------------------------------------------------------------------------------
Philip L. McLaughlin            1995         158,351                                                       3,500
President and Chief             1994         140,480         10,237                                        2,000
Executive Officer               1993         127,892          3,446                                        2,000

Frank S. Harkins, Jr.           1995         159,500                                      9,480(4)         3,500         13,783(2)
Chairman of the Board           1994         159,500                        2,400         7,271(4)         2,000         13,279(2)
                                1993         159,500                                      7,611(4)         2,000         13,241(2)

David W. Hambrick               1995         106,232
Executive Vice President        1994         110,480                                                         600
and Chief Financial Officer     1993         102,570          2,921                                        1,000

(1) Includes FICA Tax on non-qualified deferred compensation applied in 1994, the year in which Mr. Harkins attained age 55 and fifteen years of service. This tax was paid by Bank of Raleigh. No other compensation or benefits were received by the named executive officers in an amount exceeding $50,000 or 10% of total salary and bonus.

(2) Includes $3,600 paid by National Bank of Summers for directors meetings in 1995 all of which was deferred pursuant to the Directors' Deferred Compensation Plan and $3,600 paid by Bank of Releigh in 1995 all of which was deferred; Includes $3,600 paid by National Bank of Summers for director meetings in 1994 all of which was deferred pursuant to the Directors' Deferred Compensation Plan and $3,600 paid by Bank of Raleigh in 1994 all of which was deferred. Includes $3,900 paid by National Bank of Summers for director meetings in 1993, of which $3,600 was deferred pursuant to the Directors' Deferred Compensation Plan and $3,600 paid by Bank of Raleigh for director meetings all of which was deferred pursuant to the Directors' Deferred Compensation Plan. See: "Directors' Deferred Compensation Plans". Includes $6,583 consisting of dividends and interest paid in 1995 in connection with the Horizon Employee Stock Ownership Plan ("ESOP"); includes $6,079 consisting of dividends and interest accrued in 1994 in connection with the ESOP. Includes $5,741 consisting of dividends and interest accrued in 1993 in connection with the ESOP.

(3) A stock plan was approved at the meeting of shareholders held on June 8, 1993. Pursuant to the plan, shares were granted in 1995 to the named individuals as set forth in ther "Option/SAR Grants in Last Fiscal Year" table.

(4) Pursuant to the ESOP, contributions are made by two of Horizon's affiliate banks, Bank of Raleigh and the National Bank of Summers. Shares of Horizon common stock are acquired and allocated to each participant's account in the same proportion that each such participant's compensation for the year bears to the total compensation paid to all participants. The stock was held in trust for distribution upon the employee's separation from service. Amounts in the table represent the value of the shares allocated to Mr. Harkins' ESOP account for fiscal years 1995, 1994 and 1993. These shares vest upon the completion of seven years of service with Horizon. On December 29, 1995, Mr. Harkins received 5,922 shares with an aggregate market value of $233,919. Pursuant to a Resolution of the Horizon Board of Directors, the ESOP was terminated and the vested shares and cash were distributed to each participant on December 29, 1995.

The following table sets forth certain information concerning Options/SARs granted during 1995 to the named executives and all optionees as a group. None of the options granted were exercisable during 1995. The options granted will be exercisable as follows: (a) on and after the second anniversary of the Date of Grant, up to one-third of the total number of Option Shares; and (b) on and after the third anniversary of the Date of Grant, up to an additional one-third of the total number of Option Shares; and (c) on and after the fourth anniversary of the Date of Grant the remaining Option Shares.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                     --------------------------------------

                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                                                                                ANNUAL RATES OF STOCK
                                                                                                  PRICE APPRECIATION
                      INDIVIDUAL GRANTS                                                             FOR OPTION TERM
- -----------------------------------------------------------------------------------------------------------------------------------
                    NUMBER OF       % OF TOTAL
                    SECURITIES     OPTIONS/SARs
                    UNDERLYING      GRANTED TO      EXERCISE OR
                   OPTIONS/SARs    EMPLOYEES IN     BASE PRICE        EXPIRATION
NAME                  GRANTED      FISCAL YEAR      ($/SHARE)            DATE              0%($)           5%($)            10%($)
- -----------------------------------------------------------------------------------------------------------------------------------
Philip L. McLaughlin   3,500           35%             40.00           12/20/2000           0%             38,640            85,540

Frank S. Harkins, Jr.  3,500           35%             40.00           12/20/2000           0%             38,640            85,540

All Optionees         10,000          100%             40.00           12/20/2000           0%            110,400           244,400
(including the two
listed above)

The following table indicates, for purposes of illustrations, the approximate annual retirement benefits that would be payable in the life annuity form under various assumptions as to salary and years of service for a participant obtaining age 65 in 1995. The benefit amounts are not subject to reduction for Social Security.

                              RETIREMENT BENEFITS
                              -------------------
                                YEARS OF SERVICE
                                ----------------

AVERAGE COMPENSATION       10                20                30
     $ 20,000              $ 3,520           $ 7,040           $10,560
       40,000                7,520            15,040            22,560
       60,000               11,520            23,040            34,560
       75,000               14,520            29,040            43,560
      100,000               19,520            39,040            58,560
      125,000               24,520            49,040            73,560
      150,000               29,520            59,040            88,560

Prior to the acquisition of Allegheny Bankshares, Horizon sponsored a non-contributory retirment plan for its employees which provided a benefit of
 .8% of average compensation for each year of service up to 30 years, plus .65% of average compensation in excess of covered compensation for each year of service up to 30 years, plus .5% of average compensation for each year of service in excess of 30 years, up to a maximum 10 years of service. Effective April 1, 1993, the benefit formula in Horizon's plan was amended to be the same as the benefit formula in the Allegheny Bankshares Defined Benefit Plan. This formula provides for a benefit of 1.5% of one's first $9,600, and 2% of W-2 earnings in excess of $9,600, multiplied by years of service up to 30. The chart above is based upon the revised benefit formula. Participants in the Horizon plan prior to April 1, 1993, will have the old Horizon formula in effect on March 31, 1993, plus the amount under the new benefit formula set forth above for years of service after March 31, 1993. In general, the chart above will overstate the actual pension benefit for employees who participated in the Horizon plan prior to April 1, 1993.

Compensation covered by the pension plan is based upon total pay. The Internal Revenue Code prohibits compensation in excess of $150,000 (as indexed) to be taken into account in determining one's pension benefit. Normal retirement age is 65 under the plan. The plan provides for early retirement between ages 55 and 65 with at least 10 years of service.

As of December 31, 1995, the current credited years of service and projected estimated annual benefit under the retirement plan (assuming that each continues employment, the plan is not terminated or amended, current compensation increases under the plan's assumptions and that the maximum compensation allowed under the code does not exceed $150,000) for the following officers is:

NAME                        CURRENT SERVICE            PROJECTED PENSION
- ----                        ---------------            -----------------
Frank S. Harkins, Jr.              18                        $69,156
Philip L. McLaughlin               27                         88,560
David W. Hambrick                  29                         88,560

PERFORMANCE GRAPH

The following graph compares the yearly percentage change in Horizon's cumulative total shareholder return on its Common Stock for the five year period ending December 31, 1995, with the cumulative total return of Standard & Poors 500 Stock Index and the Media General Industry Group Index - 04, which consists of all banks and bank holding companies within the United States whose stock has been publicly traded for at least six years. The listings of the banks and bank holding companies in the index are not listed by SIC code. The graph assumes (i) the reinvestment of all dividends and (ii) an initial investment of $100. There is no assurance that Horizon's stock performance will continue in the future with the same or similar trends as depicted in the graph. The graph shall not be deemed incorporated by Form 10-K by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Horizon specifically incorporates this graph by reference, and shall not otherwise be filed under such Acts.

Prior to 1993, Horizon Common Stock was not traded on any formalized exchange. In mid 1993 Horizon Common Stock was listed on Nasdaq National Market.

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                          AMONG HORIZON BANCORP, INC.,
                    NASDAQ MARKET INDEX AND PEER GROUP INDEX

                         1990     1991      1992      1993      1994      1995
HORIZON BANCORP, INC.     100    101.40    106.47    196.90    208.13    298.86
INDUSTRY INDEX            100    141.18    168.20    198.83    188.63    266.76
BROAD MARKET              100    130.48    140.46    154.62    156.66    215.54

                      COMPENSATION COMMITTEE OF THE BOARD
                                   REPORT ON
             EXECUTIVE COMPENSATION AND INCENTIVE STOCK OPTION PLAN

The Compensation Committee of the Board of Directors of Horizon Bancorp, Inc., (the "Committee") composed of five independent non-employee directors, E. M. Payne III, Chairman, John C. Horton, Jr., Carolyn H. McCulloch, James E. Songer and Rodney H. Pack, is responsible for the award of stock options as authorized by the Horizon Incentive Stock Option Plan (the "Plan") and to report and make recommendations to the Board on all material issues relating to executive compensation for Frank S. Harkins, Jr. (Horizon's Chairman of the Board and the President and Chief Executive Officer of the Bank of Raleigh), Philip L. McLaughlin (President and Chief Executive Officer of Horizon and Greenbrier Valley National Bank) and David W. Hambrick (Executive Vice President and Chief Financial Officer of Horizon and Executive Vice President and Chief Operating Officer of Greenbrier Valley National Bank).

During the calendar year 1995 no changes were made in the compensation and benefit levels of the three Horizon principal officers (Harkins, McLaughlin and Hambrick) since their individual employment contracts were for terms ending on March 31, 1996. In 1996 the Committee will address the future of the contracts for the named principal officers. Also in 1996 the Committee will address a more aggressive pay-for-performance compensation program which will focus senior management's attention on Horizon's strategic business initiatives and financial performance objectives. The Committee believes the senior executive compensation program must be designed and executed in such a manner that it will emphasize four principal concepts going forward into the remainder of this decade. These concepts will include:

        1) A greater amount of the executives' pay packages will be placed at risk and will be based upon creating long-term value for the shareholders;

        2) A program which shall provide highly competitive financial awards for meeting or exceeding earnings and other financial targets;

        3) A program which shall tie compensation more closely to the fortunes of the individual shareholders;

        4) Greater emphasis will be placed on the achievement of both short and long-term internal value added performance measures as well as shareholder return expectations in relation to Horizon's banking peers.

During 1995 the Committee met twice concerning the award of stock options which would continue the Plan objectives. In 1995, ten thousand (10,000) shares of stock options were granted as follows:

        Philip L. McLaughlin                3,500 shares
        Frank S. Harkins, Jr.               3,500 shares
        Glenda Williams                       750 shares
        Charles S. Houck                      750 shares
        Earl Turner                           750 shares
        Phillip W. Cain                       750 shares

The shares were granted at the then current market price of $40 per share. The 1995 stock options shall become exercisable in accordance with a three year vesting schedule.

In all of its deliberations the Committee considers Horizon's profitability, its success in surpassing established objectives, the growth of its core deposit base, the quality and efficiency of Horizon's staff, and other material factors directly related to Horizon's performance.

This Compensation Committee of the Board Report on Executive Compensation and Incentive Stock Option Plan ("Report") shall not be deemed incorporated by reference by an general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Horizon specifically incorporates this report by reference, and shall not otherwise be filed under such Acts.

                                             E. M. PAYNE III, CHAIRMAN
                                             JOHN C. HORTON, JR.
                                             CAROLYN H. McCULLOCH
                                             JAMES E. SONGER
                                             RODNEY H. PACK

COMPENSATION OF DIRECTORS

Directors of Horizon, who are not employees of the subsidiaries, were compensated $300 for each board meeting attended in 1995. During 1995, there were no other arrangements pursuant to which any director of Horizon or its subsidiaries was compensated for services as a director, although directors of certain subsidiaries could defer receipt of their directors' fees, pursuant to the Directors' Deferred Compensation Plans.

DIRECTORS' DEFERRED COMPENSATION PLANS

The Bank of Raleigh adopted a voluntary deferred compensation program effective January 1, 1987, which permits the directors of the Bank of Raleigh to defer their board fees. The program was established to attract and retain board members by providing supplemental retirement benefits and survivor benefit payments should death occur prior to retirement. Retirement benefits are payable for 180 months beginning the month after a director's seventieth birthday. Survivor payments begin the month following the date of death.

The plan is a defined benefit plan based on the fees deferred and number of years to retirement. For a director who leaves the board prior to retirement, a pro-rata benefit is payable at the same time as the benefit would have been paid had the director remained active. The Bank of Raleigh recognizes each year through an accrual calculation the current year's expense on each individual.

The Bank of Raleigh has purchased life insurance on participating directors in amounts that will actuarially fund the future liabilities under this plan. The Bank is the owner and sole beneficiary of the policies. The program has been designed so that if assumptions relating to mortality, tax effects, and other factors are realized, the fees deferred plus the increase in cash surrender value from the insurance purchased will offset the expenses charged against the Bank's income for plan benefits. During 1995, a total of $86,400 was deferred by directors of Bank of Raleigh pursuant to the deferred compensation agreements.

Also in January of 1988, National Bank of Summers of Hinton entered into deferred compensation agreements with its directors, which included basically the same terms and conditions as the Bank of Raleigh Directors' Deferred Compensation Plan. During 1995, a total of $21,950 was deferred by directors of National Bank of Summers of Hinton pursuant to these Agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 1, 1996, concerning those shareholders who are known to Horizon to be the beneficial owners of more than 5% of Horizon's voting securities:

 TITLE                NAME AND ADDRESS OF                  AMOUNT AND NATURE OF         PERCENT
OF CLASS               BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP        OF CLASS

Common Stock            Carolyn H. McCulloch                 157,926 shares (1)            5.6%
                        536 Woodlawn Avenue
                        Beckley, WV 25801

Common Stock            Bank of Raleigh Trust and            212,366 shares (2)            7.5%
                        Financial Services Division
                        P. O. Box D
                        Beckley, WV 25801

(1) Consists of 15,138 shares owned of record; 106,530 shares owned by her sister-in-law, Polly Jo Masters, for which Mrs. McCulloch holds a special power of attorney to vote the shares; 36,258 shares held by Bank of Raleigh Trustee for John H. McCulloch Revocable Life Insurance Trust-Marital Trust, of which Mrs. McCulloch is beneficiary.

(2) The Bank of Raleigh, a wholly-owned subsidiary of Horizon, holds these shares as agent or sole trustee of certain revocable and irrevocable trusts and as sole executor of certain estates. These shares will be voted by the Bank of Raleigh pursuant to the terms of the trust agreement or at the direction of either the principal or the grantor, in the case of revocable trusts, and at the direction of the majority of adult beneficiaries, in the case of irrevocable trusts and in the case of estates in which the Bank of Raleigh serves as sole executor.

The following table sets forth as of March 1, 1996, certain information with respect to Horizon's Common Stock owned beneficially by directors and executive officers of Horizon as a group:

                               NAME OF                            AMOUNT AND NATURE OF         PERCENT
TITLE OF CLASS             BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP        OF CLASS
Common Stock            John M. Alderson, IV                       9,034                       (18)
Common Stock            Phillip W. Cain                            1,925         (1)           (18)
Common Stock            W. H. File, III                            3,590         (2)           (18)
Common Stock            David W. Hambrick                         10,969         (3)           (18)
Common Stock            Frank S. Harkins, Jr.                     12,311         (4)           (18)
Common Stock            John C. Horton, Jr.                       42,724         (5)           1.51%
Common Stock            Tracy W. Hylton, II                        3,200                       (18)
Common Stock            William E. Kane                           12,097                       (18)
Common Stock            Robert L. Kosnoski                        21,046                       (18)
Common Stock            Thomas E. Lilly                            2,535         (6)           (18)
Common Stock            Carolyn H. McCulloch                     157,926         (7)            5.6%
Common Stock            Philip L. McLaughlin                      10,804         (8)           (18)
Common Stock            Harper W. Nelson                           3,863         (9)           (18)
Common Stock            Rodney H. Pack                             6,216        (10)           (18)
Common Stock            E. M. Payne III                           24,335        (11)           (18)
Common Stock            R. T. Rogers                               9,096        (12)           (18)
Common Stock            James E. Songer                           26,886        (13)           (18)
Common Stock            Albert M. Tieche, Jr.                     21,781        (14)           (18)
Common Stock            E. A. Tuckwiller, Jr.                      3,109        (15)           (18)
Common Stock            Earl R. Turner                             2,293        (16)           (18)
Common Stock            All directors and executive              385,740        (17)           13.6%
                        officers of Horizon as a group
                        (20 individuals including
                        those named above)

(1) Consists of 1,806 shares owned of record; 84 shares owned by spouse; and 35 shares owned by his son.

(2) Consists of 3,365 shares owned of record; and 225 shares owned as custodian for son.

(3) Consists of 9,713 shares owned of record; and 1,256 shares owned by spouse.

(4) Consists of 2,020 shares owned of record; 3,569 shares owned jointly with spouse; 700 shares owned by spouse; 100 shares owned by his mother-in-law jointly with Mr. Harkins' spouse; and 5,922 shares in an Individual Retirement Account.

(5) Consists of 26,262 shares owned of record; and 16,462 shares owned by Mary Key Horton Family Trust, Greenbrier Valley National Bank Trustee.

 (6) Consists of 500 shares owned of record; 635 shares owned by Lillys' Crown Jewelers, Inc. of which Mr. Lilly is President; and 1,400 shares owned by Lilly Family Trust of which Mr. Lilly is trustee.

 (7) Consists of 15,138 shares owned of record: 106,530 shares owned by her sister-in-law, Polly Jo Masters, for which Mrs. McCulloch holds a special power of attorney to vote the shares; 36,258 shares held by Bank of Raleigh Trustee for John H. McCulloch Revocable Life Insurance Trust-Marital Trust, of which Mrs. McCulloch is beneficiary.

 (8) Consists of 10,512 shares owned of record; and 27 shares owned jointly with spouse; 90 shares owned by spouse; and 175 shares in an Individual Retirement Account.

 (9) Consists of 2,814 shares owned of record; and 1,049 shares owned jointly with spouse.

(10) Consists of 814 shares owned of record; 2,882 shares owned jointly with spouse; and 2,520 shares owned jointly with mother.

(11) Consists of 2,203 shares owned of record; 4,141 shares owned by family members; 8,005 shares owned by Piney Land Company of which Mr. Payne is President; 2,986 shares owned by McCreery Coal Land Company of which Mr. Payne is President; 300 shares owned by Combahee Investment Corporation of which Mr. Payne is President; 4,000 shares owned by Hilton Head Equity Management Company of which Mr. Payne is President; and 2,700 shares owned by James T. McCreery Company of which Mr. Payne is Vice President.

(12) Consists of 8,771 shares owned of record; and 325 shares owned by spouse.

(13) Consists of 20,652 shares owned of record; 234 shares owned by spouse; 2,500 shares owned by Songer Insurance Company of which Mr. Songer is President; 2,000 shares owned by Homeseekers Land and Building Co., Inc. of which Mr. Songer is President; and 1,500 shares owned by Sunset Memorial Park, Inc. of which Mr. Songer is President.

(14) Consists of 13,003 shares owned of record; 6,000 shares owned by Beckley Hospital, Inc. Employee's Retirement Plan and Trust; and 2,778 shares owned by Beckley Hospital, Inc. Mr. Tieche is Administrator and Treasurer of Beckley Hospital, Inc.

(15) consists of 62 shares owned of record; 2,721 shares owned jointly with spouse; 303 shares owned jointly with son; and 22 shares owned jointly by spouse and grandson.

(16) Consists of 2,000 shares owned jointly with spouse; and 293 shares in an Individual Retirement Account.

(17) In computing the aggregate number of shares owned by directors and executive officers of Horizon and its subsidiaries as a group, the same shares have not been counted more than once.

(18) Beneficial ownership does not exceed one percent of the class.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Horizon and its various banking subsidiaries have had and expect to have in the future, transactions in the ordinary course of their business with directors, officers, principal shareholders and their associates. During 1995, all of these transactions were made on substantially the same terms, including interest rates, collateral and repayment terms on extensions of credit, as those prevailing at the same time for comparable transactions with other unaffiliated persons. Loans to these individuals, which at December 31, 1995 were, in the aggregate, 14.82% of total shareholders' equity, in the opinion of the management of Horizon, did not involve more than the normal risk of collectibility or present other unfavorable features.

The Bank of Raleigh paid fees in 1995 and expects to pay fees in 1996, to File, Payne, Scherer & File, Attorneys at Law, of which Bank of Raleigh and Horizon director W. H. File, III, and director and Secretary of Horizon, E. M. Payne III, are partners. Based on information provided by that firm, the amount paid to that law firm in 1995 did not exceed 5% of the firm's gross revenues.
During 1995, Horizon paid premiums for Horizon and its subsidiaries, including property and casualty insurance, directors and officers liability, blanket bond, and various other financial bonds and insurance coverages to Songer Insurance Agency, of which Bank of Raleigh and Horizon director, James E. Songer, is President and majority shareholder. Based on information provided by Songer Insurance Agency, amounts paid to this agency did not exceed 5% of its gross revenues. E. M. Payne III has been a member of the Horizon Compensation Committee since 1992 and has served as Chairman of the Committee since 1993. James E. Songer has served as a member of the Compensation Committee from 1992 to present.

In the opinion of Horizon, these transactions were on terms no less favorable to Horizon than they would have been with third parties not otherwise affiliated with Horizon.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements on pages 29 through 45 of Horizon's 1995 Annual Report to Shareholders are incorporated herein by reference:

    Consolidated balance sheets - December 31, 1995 and 1994

    Consolidated statements of income - years ended December 31, 1995, 1994, and 1993

    Consolidated statements of shareholders' equity - years ended December 31, 1995, 1994, and 1993

    Consolidated statements of cash flows - years ended December 31, 1995, 1994, and 1993

    Notes to consolidated financial statements - December 31, 1995

(a)(2) None.

(b) None.

(c) Exhibits

(a)(3) Articles of Incorporation and Bylaws--Exhibits 3(a) and (c) were filed as part of Horizon's S-14 Registration Statement, Registration No. 2-287946, on October 4, 1983 and are incorporated herein by reference. Exhibit 3(b) was filed as part of Horizon's 1983 Annual Report on Form 10-K and is incorporated herein by reference. Exhibit 3(b)(ii) was filed as part of Horizon's 1985 Annual Report on Form 10-K and is incorporated herein by reference.

(11) Statement Re: Computation of Earnings Per Share

(12) Statements re: Computation of Ratios

(13) Horizon Bancorp, Inc. 1995 Annual Report

(21) Subsidiaries of Registrant -

Bank of Raleigh, a state banking corporation wholly owned by registrant.

National Bank of Summers of Hinton, a national banking corporation wholly owned by registrant.

Greenbrier Valley National Bank, a national banking corporation wholly owned by registrant.

First National Bank in Marlinton, a national banking corporation wholly owned by registrant.

(23) /s/Consent of Ernst & Young LLP


(27) Financial Data Schedule

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 1996.

HORIZON BANCORP, INC.

By: /s/ Frank S. Harkins, Jr.
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 1996.

/s/ Frank S. Harkins, Jr.
Chairman of the Board (Principal Executive Officer)

/s/ Philip L. McLaughlin
President and Chief Executive Officer

/s/ David W. Hambrick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ E. M. Payne III
Secretary

/s/ John M. Alderson IV
Director

/s/ Phillip W. Cain
Director

/s/ W. H. File III
Director

/ / John C. Horton, Jr.
Director (Deceased March 23, 1996)

/s/ Tracy W. Hylton II
Director

/s/ William E. Kane
Director

/s/ Robert L. Kosnoski
Director

/s/ Thomas E. Lilly
Director

/s/ Carolyn H. McCulloch
Director

/s/ Harper W. Nelson
Director

/s/ Rodney H. Pack
Director

/s/ R. T. Rogers
Director

/s/ James E. Songer
Director

/s/ Albert M. Tieche, Jr.
Director

/s/ E. A. Tuckwiller, Jr.
Director

/s/ Earl R. Turner
Director