Form 10-Q
period 1996-03-31
HORIZON BANCORP INC /WV/
filed 1996-05-15
CIK 730025

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended MARCH 31, 1996        Commission File Number: 0-11672
                      --------------                                -------

                             HORIZON BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           WEST VIRGINIA                                  55-0631939
- -------------------------------------              -----------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification No.)

        BOX D, BECKLEY, WV                                 25802-2803
- -------------------------------------              -----------------------
(Address of principal executive offices)                   (Zip Code)


                                 (304) 255-7000
        ------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes __ X __        No ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         COMMON STOCK, $1.00 PAR VALUE                2,830,130 SHARES
         ------------------------------        -----------------------------
                    Class                      Outstanding at April 25, 1996

                             HORIZON BANCORP, INC.

                                   FORM 10-Q

                                     INDEX

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets-March 31, 1996 and December 31, 1995

Condensed Consolidated Statements of Income for The Three Months
Ended March 31, 1996 and 1995

Condensed Consolidated Statements of Shareholders' Equity for The
Three Months Ended March 31, 1996 and 1995

Condensed Consolidated Statements of Cash Flows for The Three
Months Ended March 31, 1996 and 1995

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations


PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

EXHIBIT 11

Computation of Earnings Per Share

EXHIBIT 27

Financial Data Schedule

- -------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
- -------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        MARCH 31        DECEMBER 31
                                                          1996              1995
                                                        --------------------------
ASSETS
Cash and due from banks                                 $ 18,756          $ 19,680
Federal funds sold                                         3,780             2,400
                                                        --------------------------
          Cash and cash equivalents                       22,536            22,080
Investment securities:
  Available-for-sale, at fair value                      113,827           115,120
  Held-to-maturity, at cost (approximate
    fair value of $33,327 at March 31, 1996
    and $34,745 at December 31, 1995)                     33,201            34,413

Loans:
  Total loans                                            429,065           426,402
  Less: Allowance for loan losses                         (6,564)           (6,522)
                                                        --------------------------
          Net loans                                      422,501           419,880
Premises and equipment, net                               10,435            10,209
Accrued interest receivable and other assets              13,748            13,043
                                                        --------------------------
          Total assets                                  $616,248          $614,745
                                                        ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                  $ 73,740          $ 74,558
  Interest bearing                                       446,897           439,917
                                                        --------------------------
          Total deposits                                 520,637           514,475
Short-term borrowings                                     14,769            20,941
Accrued interest payable and other liabilities             9,064             8,222
                                                        --------------------------
         Total liabilities                               544,470           543,638
Shareholders' equity:
  Common stock, $1 par value; 5,000,000 shares
    authorized; 2,835,670 shares outstanding at
    March 31, 1996 and December 31, 1995,
    including 5,540 shares in treasury                     2,835             2,835
Capital surplus                                           12,262            12,262
Retained earnings                                         56,273            55,001
Treasury stock                                              (175)             (175)
Unrealized gain on available-for-sale securities             583             1,184
                                                        --------------------------
         Total shareholders' equity                       71,778            71,107
                                                        --------------------------
         Total liabilities and shareholders' equity     $616,248          $614,745
                                                        ==========================


See notes to consolidated financial statements.

- -------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- -------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                             THREE MONTHS
                                                            ENDED MARCH 31
                                                          1996           1995
                                                      -------------------------
Interest income:
  Interest and fees on loans                            $ 9,907         $ 8,411
  Interest and dividends on investment securities:
    Taxable                                               1,698           1,746
    Tax-exempt                                              512             515
  Federal funds sold and other                               62             141
                                                        -----------------------
          Total interest income                          12,179          10,813

Interest expense:
  Deposits                                                4,750           3,773
  Short-term borrowings                                     141             113
                                                        -----------------------
         Total interest expense                           4,891           3,886
                                                        -----------------------
          Net interest income                             7,288           6,927
Provision for loan losses                                   335             217
                                                        -----------------------
          Net interest income after provision
            for loan losses                               6,953           6,710

Other income:
  Service charges and fees                                  450             423
  Investment securities losses                               (1)           (131)
  Other                                                     338             311
                                                        -----------------------
          Total other income                                787             603

Other expenses:
  Salaries and employee benefits                          2,191           2,056
  Net occupancy and equipment expense                       637             559
  Outside data processing                                   237             216
  Federal deposit insurance                                   2             268
  Advertising                                                93              71
  Other                                                   1,386           1,079
                                                        -----------------------
         Total other expenses                             4,546           4,249
                                                        -----------------------
          Income before income taxes                      3,194           3,064
Applicable income taxes                                   1,073             983
                                                        -----------------------
          Net income                                    $ 2,121         $ 2,081
                                                        =======================

Net income per common share                               $0.75           $0.73
                                                        =======================
Average common shares outstanding                         2,830           2,835
                                                        =======================

See notes to consolidated financial statements.

- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERSO EQUITY (UNAUDITED)
- --------------------------------------------------------------------------------

HORIZON BANCORP, INC.
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    UNREALIZED
                                                                                                    GAIN (LOSS)
                                                                                                        ON
                                                                                                     AVAILABLE    DEFERRED
                                             COMMON       CAPITAL       RETAINED      TREASURY       FOR SALE       ESOP
                                             STOCK        SURPLUS       EARNINGS       STOCK        SECURITIES    BENEFITS   TOTAL
                                             ---------------------------------------------------------------------------------------
Balances at December 31, 1995                $2,835       $12,262       $55,001        $(175)        $ 1,184       $  --    $71,107
  Three months ended March 31, 1996:
    Net income                                   --            --         2,121           --              --          --      2,121
    Cash dividends ($0.30 per share)             --            --          (849)          --              --          --       (849)
    Change in unrealized gain on
      available-for-sale securities,
      net of deferred income taxes               --            --             --          --            (601)         --       (601)
                                             ---------------------------------------------------------------------------------------

Balances at March 31, 1996                   $2,835       $12,262       $56,273        $(175)        $   583       $  --    $71,778
                                             =======================================================================================

Balances at December  31, 1994               $2,835       $12,262       $49,903        $  --         $(1,297)      $(121)   $63,582
  Three months ended March 31, 1995:
    Net income                                   --            --         2,081           --              --           --     2,081
    Cash dividends ($0.25 per share)             --            --          (709)          --              --           --      (709)
    Change in unrealized loss on
      available-for-sale securities,
      net of deferred income taxes               --            --            --           --             927           --       927
    Reduction in ESOP indebtedness               --            --            --           --              --           35        35
                                             ---------------------------------------------------------------------------------------
Balances at March 31, 1995                   $2,835       $12,262       $51,275        $  --         $  (370)      $  (86)  $65,916
                                             =======================================================================================


See notes to consolidated financial statements.

- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- --------------------------------------------------------------------------------

HORIZON BANCORP, INC.
(DOLLARS IN THOUSANDS)

                                                                        FOR THE THREE MONTHS
                                                                            ENDED MARCH 31
                                                                        1996              1995
                                                                       ------------------------
OPERATING ACTIVITIES
Net income                                                             $ 2,121          $ 2,081
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and Amortization                                          298              274
    Provision for loan losses                                              335              217
    Loss on sale of investment securities                                    1              131
    Change in accrued interest receivable and other assets                (705)             460
    Change in accrued interest payable and other liabilities               842              698
                                                                       ------------------------
           Net cash provided by operating activities                     2,892            3,861

INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities                        99            5,128
Proceeds from maturities of available-for-sale securities                5,277            1,500
Purchases of available-for-sale securities                              (4,689)         (11,535)
Proceeds from maturities of held-to-maturity securities                  1,212           13,201
Purchases of held-to-maturity securities                                    --            (767)
Net increase in loans                                                   (2,955)          (4,353)
Purchases of premises and equipment                                       (521)          (1,850)
Cash received in purchase of branches, net of cash paid                     --            2,888
                                                                       ------------------------
           Net cash (used in) provided by investing activities          (1,577)           4,212

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                      6,162           (4,545)
Net (decrease) increase in short-term  borrowings                       (6,172)           2,338
Cash dividends paid                                                       (849)            (709)
                                                                       ------------------------
           Net cash used in financing activities                          (859)          (2,916)
                                                                       ------------------------
              Net increase in cash and cash equivalents                    456            5,157
Cash and cash equivalents at beginning of period                        22,080           24,432
                                                                       ------------------------
              Cash and cash equivalents at end of period               $22,536          $29,589
                                                                       ========================


See notes to consolidated financial statements.

- --------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------
HORIZON BANCORP, INC.
MARCH 31, 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

- --------------------------------------------------------------------------------
NOTE 1. BASIS OF PRESENTATION
- --------------------------------------------------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared by Horizon Bancorp, Inc. ("Horizon"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the year ending
December 31, 1996.

These financial statements are to be read in conjunction with the financial statements and notes included in the 1995 Annual Report and Form 10-K of Horizon Bancorp, Inc.

- --------------------------------------------------------------------------------
NOTE 2. MERGERS AND ACQUISITIONS
- --------------------------------------------------------------------------------
Horizon has entered into a definitive agreement to acquire all of the outstanding common stock of Twentieth Bancorp, Inc. ("Twentieth"), headquartered in Huntington, West Virginia. Horizon will exchange 1.01 shares of its common stock for each share of Twentieth's common stock outstanding which will result in the issuance of 1,818,000 shares of Horizon common stock. This business combination is expected to be accounted for as a pooling of interests. The pooling of interests method requires the combining of the financial information of the merging companies as though they had always been combined. The results of operations of the separate companies are summarized as follows:

                                   FOR THE THREE MONTHS
                                      ENDED MARCH 31
                                   1996             1995
                                  ------------------------
Net interest income:
  Horizon                         $ 7,288          $ 6,927
  Twentieth                         3,553            3,714
                                  ------------------------
          Proforma                $10,841          $10,641
                                  ========================
Net income:
  Horizon                         $ 2,121          $ 2,081
  Twentieth                           712              903
                                  ========================
          Proforma                $ 2,833          $ 2,984
                                  ========================
Net income per common share:
  Horizon                           $0.75            $0.73
  Twentieth                          0.40             0.50
          Proforma                   0.61             0.64

Horizon expects to receive regulatory and shareholder approvals and complete its acquisition of Twentieth in the third quarter of 1996.

- --------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
NOTE 3. INVESTMENT SECURITIES
- --------------------------------------------------------------------------------
Management determines the appropriate classification of securities at the time of purchase. Debt securities are classified as held-to-maturity when Horizon has the positive intent and ability to hold the securities to maturity. Held-to- maturity securities are stated at amortized cost.

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

The amortized cost and estimated fair values of investment securities are as follows:

                                                                                       MARCH 31, 1996
                                                                  -----------------------------------------------------------
                                                                                    GROSS            GROSS          ESTIMATED
                                                                  AMORTIZED       UNREALIZED       UNREALIZED         FAIR
                                                                    COST            GAINS            LOSSES           VALUE
                                                                  -----------------------------------------------------------
 AVAILABLE-FOR-SALE SECURITIES
 U.S. Treasury securities and obligations of U.S.
   government agencies and corporations                           $ 87,166          $ 1,049         $  (406)         $ 87,809
 Obligations of states and political subdivisions                    8,072               91             (22)            8,141
 Mortgage-backed securities                                          8,970              110            (105)            8,975
 Other debt securities                                               3,449               72              --             3,521
 Other equity securities                                             5,247              163             (29)            5,381
                                                                  -----------------------------------------------------------
          Totals                                                  $112,904          $ 1,485         $   (562)        $113,827
                                                                  ===========================================================
 HELD-TO-MATURITY SECURITIES
 Obligations of states and political subdivisions                 $ 33,201          $   126         $     --         $ 33,327
                                                                  ===========================================================

                                                                                       DECEMBER 31, 1995
                                                                  -----------------------------------------------------------
                                                                                    GROSS            GROSS          ESTIMATED
                                                                  AMORTIZED       UNREALIZED       UNREALIZED         FAIR
                                                                    COST            GAINS            LOSSES           VALUE
                                                                  -----------------------------------------------------------
 AVAILABLE-FOR-SALE SECURITIES
 U.S. Treasury securities and obligations of U.S.
   government agencies and corporations                           $ 87,161          $1,919          $(232)           $ 88,848
 Obligations of states and political subdivisions                    8,072             116            (16)              8,172
 Mortgage-backed securities                                          9,419             124            (71)              9,472
 Other equity securities                                             8,502             151            (25)              8,628
                                                                  -----------------------------------------------------------
          Totals                                                  $113,154          $2,310          $(344)           $115,120
                                                                  ===========================================================
 HELD-TO-MATURITY SECURITIES
 U.S. Treasury securities and obligations of U.S.
   government agencies and corporations                           $  1,000          $   --          $  --            $  1,000
 Obligations of states and political subdivisions                   33,413             502           (170)             33,745
                                                                  -----------------------------------------------------------
          Totals                                                  $ 34,413          $  502          $(170)           $ 34,745
                                                                  ===========================================================

- -------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
- -------------------------------------------------------------------------------
NOTE 4. ALLOWANCE FOR LOAN LOSSES
- -------------------------------------------------------------------------------
A summary of changes in the allowance for loan losses follows:

                                                      MARCH 31
                                                 1996          1995
                                                --------------------
Balance at beginning of period                  $6,522        $6,328

Charge-offs                                       (390)         (236)
Recoveries                                          97           103
                                                --------------------
Net charge-offs                                   (293)         (133)

Provision for loan losses                          335           217
                                                --------------------
    Balance at end of period                    $6,564        $6,412
                                                ====================

Allowance for loan losses as a % of total loans   1.53%         1.67%
Earnings coverage of net charge-offs              7.24X        15.65X

- -------------------------------------------------------------------------------
NOTE 5. NEW ACCOUNTING STANDARD
- -------------------------------------------------------------------------------
The FASB issued Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation," which is applicable to Horizon in 1996. This Statement provides companies with the option of accounting for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," or applying the provisions of Statement 123.

As allowed by Statement No. 123, Horizon has elected to continue accounting for stock-based compensation under Opinion 25. Horizon will make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in Statement No. 123 had been applied in its 1996 annual report to shareholders.

- -------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------

INTRODUCTION

Horizon Bancorp, Inc., ("Horizon") is a multi-bank holding company headquartered in Beckley, West Virginia. Horizon engages in commercial banking activities and provides financial and trust services to individuals and commercial customers primarily in Fayette, Greenbrier, Pocahontas, Raleigh, and Summers Counties of West Virginia.

The following discussion and analysis is provided to assist readers of the consolidated financial statements in understanding the operating performance of Horizon. This discussion should be read in conjunction with the December 31, 1995 consolidated financial statements and the accompanying notes to the financial statements included in the 1995 annual report.

Throughout the following discussion, dollars are expressed in thousands, except per share data.

RESULTS OF OPERATIONS

Horizon reported consolidated net income for the first three months of 1996 of $2,068, or $0.73 per share, compared with $2,121, or $0.75 per share, in the same quarter of 1995.

Return on average assets (ROA) measures how effectively Horizon uses its assets to produce net income while return on average equity (ROE) measures income earned compared with the amount of shareholders' investment in Horizon. For the three months ended March 31, 1996, Horizon's ROA was 1.38%, compared to 1.47% for the three months ended March 31, 1995. For the three months ended March 31, 1996, Horizon's ROE totaled 11.80%, compared to 12.79% for the three months ended March 31, 1995.

NET INTEREST INCOME

Net interest income is Horizon's largest source of earnings. Net interest income is influenced by the volume and relative yield (cost) of earning assets and interest-bearing liabilities and the relative sensitivity of such assets and liabilities to changes in interest rates. Interest income is presented and discussed on a fully tax-equivalent basis.

Net interest income increased $226 or 3.13% in the first three months of 1996, from $7,232 reported for the first three months of 1995. Both interest income and interest expense increased when comparing the first three months of 1996 with 1995. The increase in interest income resulted from an increase in volume and yield on average interest-earning assets and changes in the mix of earning assets. Average loans, Horizon's highest yielding assets, increased $45,788 or 12.08% in volume and the yield increased 40 basis points during the first quarter of 1996 from the first quarter of 1995. The increase in loan volume and yield accounts for the majority of the increase in net interest income. These increases are representative of the current economic activity and efforts by management to extend its market share.

The following table summarizes the composition of average interest-earning assets and average interest-bearing liabilities, along with the related income or expense and the weighted average yield or cost of such funds.


                                                                             NET INTEREST MARGIN
                                                  --------------------------------------------------------------------
                                                             MARCH 31, 1996                      MARCH 31, 1995
                                                  --------------------------------------------------------------------
                                                  AVERAGE/      INCOME/      YIELD/     AVERAGE/     INCOME/    YIELD/
                                                  BALANCE       EXPENSE       COST      BALANCE      EXPENSE     COST
                                                  --------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Federal funds sold                              $  4,799        $   62      5.2%      $  8,671       $  141      6.5%
  Investment securities:
    Taxable                                        106,073         1,698      6.4        108,986        1,746      6.4
    Tax exempt(1)                                   34,434           662      7.7         41,059          780      7.6
                                                  --------------------------------------------------------------------
      Total investment securities                  140,507         2,360      6.7        150,045        2,526      6.7

  Total loans(1)(2)                                424,885         9,927      9.3        379,097        8,451      8.9
                                                  --------------------------------------------------------------------
          Total earning assets
          and interest income                      570,191        12,349      8.7        537,813       11,118      8.3

Noninterest earning assets:
  Cash and due from banks                           17,298                                16,484
  Premises and equipment                            10,231                                 7,441
  Other assets                                      22,038                                12,121
  Less: Allowance for loan losses                   (6,477)                               (6,328)
                                                  --------                              --------
              Total assets                        $613,281                              $567,531
                                                  ========                              ========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand deposits                                $  81,198        $  542      2.7%      $ 86,340       $  581      2.7%
  Savings deposits                                 110,612           919      3.3        120,809          964      3.2
  Certificates of deposit                          248,965         3,289      5.3        206,149        2,228      4.3
                                                 ---------------------------------------------------------------------
          Total interest-bearing deposits          440,775         4,750      4.3        413,298        3,773      3.7

Short-term borrowings                               17,491           141      2.8         16,904          113      2.7
                                                 ---------------------------------------------------------------------
          Total interest-bearing
          liabilities and interest
          expense                                  458,266         4,891      4.3        430,202        3,886      3.6
                                                                -----------------                   ------------------

Noninterest-bearing liabilities:
  Demand deposits                                   73,534                                68,458
  Other                                              9,597                                 3,805
                                                  --------                              --------
          Total liabilities                        541,397                               502,465
Shareholders' equity                                71,884                                65,066
                                                  --------                              --------
          Total liabilities and
          shareholders' equity                    $613,281                              $567,531
                                                  ========                              ========
Net interest income                                               $7,458                               $7,232
                                                                  ======                               ======
Spread                                                                        4.4%                                 4.7%
                                                                              ====                                 ====
Net interest margin                                                           5.2%                                 5.4%
                                                                              ====                                 ====

(1) Fully taxable equivalent using 35%.
(2) Nonaccrual loans are included in average balances.

Horizon's net interest margin decreased 20 basis points to 5.20% for the first quarter of 1996 from 5.40% during the first quarter of 1995. The decrease in margin is due to the increase in cost of funds, primarily certificates of deposit, outpacing the increase in yield on earning assets.

Average interest-bearing liabilities increased $28,064 or 6.52% in the three months ended March 31, 1996 from $430,202 during the three months ended March 31, 1995. The related cost of funds increased 70 basis points, primarily due to a 100 basis point increase in cost of certificates of deposit and the shifting of deposits to these higher yielding accounts.

ALLOWANCE FOR LOAN LOSSES

During the first three months of 1996, the allowance remained stable through a provision for loan losses of $335 compared to $217 for the same quarter of 1995. Net charge-offs were $293 for the three months ended March
31, 1996, compared to $133 for the same period in 1995. The increase is attributable to an increase of $82 in consumer charge-offs, primarily related to growth in the credit card department, and a $70 increase in commercial charge-offs. The increase in commercial charge-offs was due to a $40 charge-off on a commercial loan in 1996 as opposed to a $30 recovery in 1995.

Total nonperforming loans were 1.22% of total loans at March 31, 1996, a decrease from the 1.30% at December 31, 1995. At March 31, 1996, nonperforming assets were 0.94% of total assets, a decrease from the 0.98% at December 31, 1995.

Nonaccrual loans increased $533 to $2,897 during the first three months of 1996 from a 1995 year-end total of $2,364, primarily due to a commercial borrower with cash flow problems. Loans 90 days or more delinquent and still accruing interest decreased 26.18% from $3,167 at December 31, 1995, to $2,338 at March 31, 1996. The migration of the aforementioned commercial loan, as well as other loans, from 90 days or more delinquent and still accruing to nonaccrual status along with increased collection efforts account for the decrease.

At March 31, 1996, the allowance for loan losses as a percentage of total loans was 1.53%, unchanged December 31, 1995.

                                                        ANALYSIS OF ASSET
                                                             QUALITY
                                                     -------------------------
                                                     MARCH 31      DECEMBER 31
                                                       1996           1995
                                                     -------------------------
Nonaccruing loans                                     $2,897         $2,364
Loans ninety days past due and accruing interest       2,338          3,167
                                                      ---------------------
    Total nonperforming loans                          5,235          5,531
Other real estate owned                                  533            503
                                                      ---------------------
    Total nonperforming assets                        $5,768         $6,034
                                                      =====================
Nonperforming loans to total loans                      1.22%          1.30%
Nonperforming assets to total assets                    0.94%          0.98%
Allowance for loan losses to nonperforming loans      125.39%        117.92%

NONINTEREST INCOME

Noninterest income is primarily of a fee nature and consists of service charges on deposits, trust department income, and a variety of miscellaneous transactions. Noninterest income increased $184 or 30.51% during the three months ended March 31, 1996 from the $603 reported in the same period in 1995. The increase is due to a decline of $130 in investment securities losses, a $27 increase in service charges, and a $27 increase in other income. The investment security losses incurred in the first quarter of 1995 were to take advantage of higher yielding investments. Service charges increased due to higher deposit balances along with increased transactions subject to service charges. Trust income, a component of other income, increased 8%.

NONINTEREST EXPENSE

Noninterest expense is frequently referred to as overhead; that is the cost of normal operations. Horizon's noninterest expense for the three months ended March 31, 1996, increased $297 or 6.99% over the three months ended March 31, 1995. The increased cost directly relates to Horizon's continuing commitment to enhance its information systems and customer service through additional technology. Salaries and employee benefits increased $135 or 6.57%, of which $102 or 75.56% was due to the additional staffing costs related to the purchase of four branches from a regional bank in the first and second quarters of 1995. Net occupancy and equipment expenses increased $78 or 13.95% in the first quarter of 1996 compared to the first quarter of 1995 due to increased depreciation charges related to the branch acquisition and additional data processing equipment. Federal deposit insurance decreased $266 to the statutory minimum of $2 as the FDIC has lowered assessments on soundly capitalized institutions. Other expenses increased $307 for the first three months of 1996 over the same period of 1995. The increase is primarily due to investment banking fees of $180 related to potential acquisitions, an increase of $47 in costs of operations for the credit card department due to growth of the department, and a $25 increase in postage expense.

INCOME TAXES

Income tax expense expressed as a percentage of income before income taxes was 34.16% for the three months ended March 31, 1996, and compares to 32.08% for the three months ended March 31, 1995. The higher effective tax rate for the first quarter of 1996 compared to the same period in 1995 reflects a lower ratio of tax exempt income to income before income taxes.

BALANCE SHEET ANALYSIS

At March 31, 1996, total assets increased $1,503 or 0.24% from the December 31, 1995 total of $614,745.

Federal funds sold increased $1,380 or 57.50% from the December 31, 1995, total of $2,400. The increase is due to loan commitments expected to be funded in the second quarter of 1996. Horizon is experiencing stronger loan demand because of local economic factors, a more active officer call program, and a marketing program which continues to emphasize the locally-owned status of the corporation.

Investment securities totaled $147,028 at March 31, 1996, and have decreased $2,505 or 1.68% from the December 31, 1995 total of $149,533. This is attributable to loan demand and reflects management's strategy to fund portions of loan growth through maturities of investment securities.

Growth in total loans has been evidenced by stronger loan demand in the first quarter of 1996. For the three months ended March 31, 1996, total loans increased $2,663 or 0.62%. Commercial loan growth represented 93.80% of the increase reflecting more favorable economic conditions in the market area.

Net premises and equipment have increased $226 or 2.21% from $10,209 at December 31, 1995 to $10,435 at March 31, 1996. A major portion of the increase was due to the purchase of additional data processing equipment.

Total deposits at March 31, 1996 were $520,637 and have increased $6,162 or 1.20% from the December 31, 1995 total of $514,475. This increase is primarily due to a rise of $6,980 or 1.59% in interest-bearing liabilities obtained as a result of higher rates paid on certificates of deposit.

At March 31, 1996, short-term borrowings approximated $13,769 in securities sold under agreements to repurchase which are offered for customer accommodation and borrowings of $1,000 from the Federal Home Loan Bank of Pittsburgh. The FHLB borrowing is a one-year term note indexed to the prime rate and was used to fund a portion of a commercial loan.

Shareholders' equity increased $671 or 0.94% from the total at December 31, 1995, primarily from retention of earnings and the decline in unrealized gain on available-for-sale securities of $601 from $1,184 at December 31, 1995 to $583 at March 31, 1996. This decline is due to increasing interest rates.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Horizon's liquidity position is believed to be adequate for the availability of funds for loan growth and deposit withdrawals, and provide for other transaction requirements. Liquidity is provided primarily by investments in cash and cash equivalents and maturities of investments and loans. The liquidity position is monitored regularly and management is not aware of any trends, commitments, or events that are likely to result in a liquidity increase or decrease in a material amount.

Interest rate risk is measured through a static gap analysis and monitored closely by management. Due to Horizon's stable core deposit base, management has been able to effectively manage interest rate risk without the use of derivative products.

CAPITAL RESOURCES AND DIVIDENDS

Beginning January 1, 1994, FAS 115 required available-for-sale investments to be carried at fair value with a corresponding adjustment, net of tax, included in shareholders' equity. At March 31, 1996, shareholders' equity included an unrealized net gain on available-for-sale investments of $583. Because bond rates increased slightly in the first quarter of 1996, the unrealized net gain on available-for-sale securities changed from an unrealized net gain of $1,184 at December 31, 1995 to an unrealized net gain of $583 at March 31, 1996.

Shareholders' equity when expressed as a percentage of total assets totaled 11.65% on March 31, 1996, an increase from the 11.57% reported at December 31, 1995. The primary capital ratio, which includes equity and the allowance for loan losses, was 12.58% on March 31, 1996, and has increased slightly from the 12.50% reported on December 31, 1995. The Federal regulatory agencies have adopted risk-based capital guidelines and Horizon continues to be well above the minimum guidelines for all risk-based ratios.

Pertinent capital ratios were:

                                                                               Minimum Regulatory
                                          March 31, 1996    December 31, 1995     Requirements
                                          -------------------------------------------------------
Shareholders' Equity/Total Assets             11.65%             11.57%
Primary Captial Ratio                         12.58%             12.50%
Risk-Adjusted Captial
 Tier I                                       17.74%             17.96%              4.00%
 Tier II                                      19.39%             19.21%              8.00%
 Leverage                                     11.49%             11.31%              3.00%

Management is not aware of any trends, events, or uncertainties, either favorable or unfavorable, that are likely to have a material effect on Horizon's liquidity, capital resources or results of operations. There are no current recommendations by regulatory authorities that, if implemented, would have a material effect on Horizon.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

   11. Statement of Computation of Earnings per Share

   27. Financial Data Schedule

B. Reports on Form 8-K

   A report on Form 8-K pertaining to the Twentieth Bancorp acquisition was filed on February 23, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    HORIZON BANCORP, INC.
                                                    ---------------------
                                                    (Registrant)


Date: April 25, 1996                                /s/ Frank S. Harkins, Jr.
      --------------                                -------------------------
                                                        Frank S. Harkins, Jr.
                                                        Chairman of the Board


Date: April 25, 1996                                /s/ C. Duane Blankenship
      --------------                                ------------------------
                                                        C. Duane Blankenship
                                                        Chief Financial Officer