Form 10-Q
period 1996-06-30
HORIZON BANCORP INC /WV/
filed 1996-08-14
CIK 730025

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended JUNE 30, 1996        Commission File Number: 0-11672
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

                         Yes   X         No
                             -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         COMMON STOCK, $1.00 PAR VALUE                2,830,130 SHARES
         ------------------------------        -----------------------------
                    Class                      Outstanding at August 7, 1996

                             HORIZON BANCORP, INC.

                                   FORM 10-Q

                                     INDEX

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets-June 30, 1996 and December 31, 1995

Condensed Consolidated Statements of Income for The Three Months
Ended June 30, 1996 and 1995 and for The Six Months Ended June 30, 1996 and
1995

Condensed Consolidated Statements of Shareholders' Equity for The
Six Months Ended June 30, 1996 and 1995

Condensed Consolidated Statements of Cash Flows for The Six
Months Ended June 30, 1996 and 1995

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

Computation of Earnings Per Share

EXHIBIT 27

Financial Data Schedule

- -------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
- -------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             JUNE 30         DECEMBER 31
                                                               1996              1995
                                                             --------------------------
ASSETS
Cash and due from banks                                      $ 22,126          $ 19,680
Federal funds sold                                                440             2,400
                                                             --------------------------
          Cash and cash equivalents                            22,566            22,080
Investment securities:
  Available-for-sale, at fair value                           111,371           115,120
  Held-to-maturity, at cost (approximate
    fair value of $33,081 at June 30, 1996
    and $34,745 at December 31, 1995)                          33,717            34,413

Loans:
  Total loans                                                 432,606           426,402
  Less: Allowance for loan losses                              (6,622)           (6,522)
                                                             --------------------------
          Net loans                                           425,984           419,880
Premises and equipment, net                                     9,994            10,209
Accrued interest receivable and other assets                   14,337            13,043
                                                             --------------------------
          Total assets                                       $617,969          $614,745
                                                             ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                       $ 72,860          $ 74,558
  Interest bearing                                            446,305           439,917
                                                             --------------------------
          Total deposits                                      519,165           514,475
Short-term borrowings                                          19,010            20,941
Accrued interest payable and other liabilities                  7,620             8,222
                                                             --------------------------
         Total liabilities                                    545,795           543,638
Shareholders' equity:
  Common stock, $1 par value; 5,000,000 shares
    authorized; 2,835,670 shares outstanding at
    June 30, 1996 and December 31, 1995,
    including 5,540 shares in treasury                          2,835             2,835
Capital surplus                                                12,262            12,262
Retained earnings                                              57,549            55,001
Treasury stock                                                   (175)             (175)
Unrealized (loss) gain on available-for-sale securities          (297)            1,184
                                                             --------------------------
         Total shareholders' equity                            72,174            71,107
                                                             --------------------------
         Total liabilities and shareholders' equity          $617,969          $614,745
                                                             ==========================


See notes to consolidated financial statements.

- -------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- -------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                             THREE MONTHS                         SIX MONTHS
                                                             ENDED JUNE 30                       ENDED JUNE 30
                                                          1996           1995                1996            1995
                                                        -----------------------             -----------------------
Interest income:
  Interest and fees on loans                            $10,055         $ 8,886              $19,962        $17,313
  Interest and dividends on investment securities:
    Taxable                                               1,699           1,718                3,397          3,464
    Tax-exempt                                              521             512                1,033          1,027
  Federal funds sold and other                               96             199                  158            324
                                                        -----------------------             -----------------------
          Total interest income                          12,371          11,315               24,550         22,128

Interest expense:
  Deposits                                                4,685           4,268                9,435          8,041
  Short-term borrowings                                     167             121                  308            234
                                                        -----------------------             -----------------------
         Total interest expense                           4,852           4,389                9,743          8,275
                                                        -----------------------             -----------------------
          Net interest income                             7,519           6,926               14,807         13,853
Provision for loan losses                                   314             268                  649            485
                                                        -----------------------             -----------------------
          Net interest income after provision
            for loan losses                               7,205           6,658               14,158         13,368

Other income:
  Service charges and fees                                  470             373                  920            796
  Investment securities losses                              (35)              -                  (36)          (131)
  Other                                                     387             290                  725            601
                                                        -----------------------             -----------------------
          Total other income                                822             663                1,609          1,266

Other expenses:
  Salaries and employee benefits                          2,164           2,183                4,355          4,239
  Net occupancy expense                                     266             229                  525            454
  Equipment expense                                         381             362                  759            722
  Outside data processing                                   402             295                  639            512
  Federal deposit insurance                                   2             276                    4            544
  Advertising                                                87              87                  180            159
  Other                                                   1,353             872                2,739          1,923
                                                        -----------------------             -----------------------
         Total other expenses                             4,655           4,304                9,201          8,553
                                                        -----------------------             -----------------------
          Income before income taxes                      3,372           3,017                6,566          6,081
Applicable income taxes                                   1,247             951                2,320          1,934
                                                        -----------------------             -----------------------
          Net income                                    $ 2,125         $ 2,066             $  4,246        $ 4,147
                                                        =======================             =======================

Net income per common share                               $0.75           $0.73                $1.50          $1.46
                                                        =======================             =======================
Dividends per share                                       $0.30           $0.25                $0.60          $0.50
                                                        =======================             =======================
Average common shares outstanding                         2,830           2,835                2,830          2,835
                                                        =======================             =======================

See notes to consolidated financial statements.

- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
- --------------------------------------------------------------------------------

HORIZON BANCORP, INC.
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    UNREALIZED
                                                                                                    GAIN (LOSS)
                                                                                                        ON
                                                                                                     AVAILABLE    DEFERRED
                                             COMMON       CAPITAL       RETAINED      TREASURY       FOR SALE       ESOP
                                             STOCK        SURPLUS       EARNINGS       STOCK        SECURITIES    BENEFITS   TOTAL
                                             ---------------------------------------------------------------------------------------
Balances at December 31, 1995                $2,835       $12,262       $55,001        $(175)        $ 1,184       $  --    $71,107
  Six months ended June 30, 1996:
    Net income                                   --            --         4,246           --              --          --      4,246
    Cash dividends ($0.60 per share)             --            --        (1,698)          --              --          --     (1,698)
    Change in unrealized gain (loss) on
      available-for-sale securities,
      net of deferred income taxes               --            --             --          --          (1,481)         --     (1,481)
                                             ---------------------------------------------------------------------------------------
Balances at June 30, 1996                    $2,835       $12,262       $57,549        $(175)        $  (297)      $  --    $72,174
                                             =======================================================================================

Balances at December  31, 1994               $2,835       $12,262       $49,903        $  --         $(1,297)      $(121)   $63,582
  Six months ended June 30, 1995:
    Net income                                   --            --         4,147           --              --          --      4,147
    Cash dividends ($0.50 per share)             --            --        (1,418)          --              --          --     (1,148)
    Change in unrealized (loss) gain on
      available-for-sale securities,
      net of deferred income taxes               --            --            --           --           1,843          --       1,843
    Purchase of treasury stock                   --            --            --          (92)             --                    (92)
    Reduction in ESOP indebtedness               --            --            --           --              --         121        121
                                             ---------------------------------------------------------------------------------------
Balances at June 30, 1995                    $2,835       $12,262       $52,632        $ (92)         $  546       $  --    $68,183
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

- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- --------------------------------------------------------------------------------

HORIZON BANCORP, INC.
(DOLLARS IN THOUSANDS)

                                                                         FOR THE SIX MONTHS
                                                                            ENDED JUNE 30
                                                                        1996              1995
                                                                       ------------------------
OPERATING ACTIVITIES
Net income                                                             $ 4,246          $ 4,147
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and Amortization                                          507              604
    Provision for loan losses                                              649              485
    Loss on sale of investment securities                                   36              131
    Change in accrued interest receivable and other assets              (1,339)            (480)
    Change in accrued interest payable and other liabilities               289            2,886
                                                                       ------------------------
           Net cash provided by operating activities                     4,388            7,773

INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities                     5,071            4,873
Proceeds from maturities of available-for-sale securities               11,012            4,327
Purchases of available-for-sale securities                             (14,689)         (14,298)
Proceeds from maturities of held-to-maturity securities                  1,680           18,563
Purchases of held-to-maturity securities                                  (984)          (1,084)
Net increase in loans                                                   (6,750)         (14,083)
Purchases of premises and equipment                                       (303)          (2,496)
Cash received in purchase of branches, net of cash paid                     --            3,456
                                                                       ------------------------
           Net cash (used in) by investing activities                   (4,963)            (742)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                      4,690           (2,934)
Net (decrease) increase in short-term borrowings                        (1,931)             758
Cash dividends paid                                                     (1,698)          (1,418)
Purchase of treasury shares                                                 --              (92)
                                                                       ------------------------
           Net cash provided by (used in) financing activities           1,061           (3,686)
                                                                       ------------------------
              Net increase in cash and cash equivalents                    486            3,345
Cash and cash equivalents at beginning of period                        22,080           24,432
                                                                       ------------------------
              Cash and cash equivalents at end of period               $22,566          $27,777
                                                                       ========================


See notes to consolidated financial statements.

- --------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------
HORIZON BANCORP, INC.
JUNE 30, 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

- --------------------------------------------------------------------------------
NOTE 1. BASIS OF PRESENTATION
- --------------------------------------------------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared by Horizon Bancorp, Inc. ("Horizon"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three month period and six month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996. Certain 1995 amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on net income or shareholders' equity.

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

                                     FOR THE SIX MONTHS
                                       ENDED JUNE 30
                                   1996             1995
                                  ------------------------
Net interest income:
  Horizon                         $14,807          $13,853
  Twentieth                         7,075            7,331
                                  ------------------------
          Proforma                $21,882          $21,184
                                  ========================
Net income:
  Horizon                         $ 4,246          $ 4,147
  Twentieth                         1,185            1,720
                                  ========================
          Proforma                $ 5,431          $ 5,867
                                  ========================
Net income per common share:
  Horizon                           $1.50            $1.46
  Twentieth                          0.66             0.96
          Proforma                   1.17             1.26

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

The amortized cost and estimated fair values of investment securities are as follows:

                                                                                       JUNE 30, 1996
                                                                  -----------------------------------------------------------
                                                                                    GROSS            GROSS          ESTIMATED
                                                                  AMORTIZED       UNREALIZED       UNREALIZED         FAIR
                                                                    COST            GAINS            LOSSES           VALUE
                                                                  -----------------------------------------------------------
 AVAILABLE-FOR-SALE SECURITIES
 U.S. Treasury securities and obligations of U.S.
   government agencies and corporations                           $ 85,374             $518         $  (714)         $ 85,178
 Obligations of states and political subdivisions                   10,778               48            (116)           10,710
 Mortgage-backed securities                                          8,407               75            (237)            8,245
 Other securities                                                    7,315               26            (103)            7,238
                                                                  -----------------------------------------------------------
          Totals                                                  $111,874             $667         $(1,170)         $111,371
                                                                  ===========================================================
 HELD-TO-MATURITY SECURITIES
 Obligations of states and political subdivisions                 $ 33,717             $211         $  (847)         $ 33,081
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
                                                                  -----------------------------------------------------------
 AVAILABLE-FOR-SALE SECURITIES
 U.S. Treasury securities and obligations of U.S.
   government agencies and corporations                           $ 87,161          $1,919          $(232)           $ 88,848
 Obligations of states and political subdivisions                    8,072             116            (16)              8,172
 Mortgage-backed securities                                          9,419             124            (71)              9,472
 Other securities                                                    8,502             151            (25)              8,628
                                                                  -----------------------------------------------------------
          Totals                                                  $113,154          $2,310          $(344)           $115,120
                                                                  ===========================================================
 HELD-TO-MATURITY SECURITIES
 U.S. Treasury securities and obligations of U.S.
   government agencies and corporations                           $  1,000          $   --          $  --            $  1,000
 Obligations of states and political subdivisions                   33,413             502           (170)             33,745
                                                                  -----------------------------------------------------------
          Totals                                                  $ 34,413          $  502          $(170)           $ 34,745
                                                                  ===========================================================

- -------------------------------------------------------------------------------
NOTE 4. ALLOWANCE FOR LOAN LOSSES
- -------------------------------------------------------------------------------
A summary of changes in the allowance for loan losses follows:

                                                      JUNE 30
                                                 1996          1995
                                                --------------------
Balance at beginning of period                  $6,522        $6,328

Charge-offs                                       (771)         (519)
Recoveries                                         222           184
                                                --------------------
Net charge-offs                                   (549)         (335)

Provision for loan losses                          649           485
                                                --------------------
    Balance at end of period                    $6,622        $6,478
                                                ====================

Allowance for loan losses as a % of total loans   1.53%         1.59%
Earnings coverage of net charge-offs              7.73X        12.38X

At June 30, 1996, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan," was not significant.


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

RESULTS OF OPERATIONS

Horizon reported consolidated net income for the first six months of 1996 of $4,246, or $1.50 per share, compared with $4,147, or $1.46 per share, in the same quarter of 1995.

Return on average assets (ROA) measures how effectively Horizon uses its assets to produce net income while return on average equity (ROE) measures income earned compared with the amount of shareholders' investment in Horizon. For the six months ended June 30, 1996, Horizon's ROA was 1.38%, compared to 1.44% for the six months ended June 30, 1995. For the six months ended June 30, 1996, Horizon's ROE totaled 11.84%, compared to 12.57% for the six months ended June 30, 1995.

Net income for the three months ended June 30, 1996, was $2,125, or $0.75 per share, compared with $2,066, or $0.73 per share, in the second quarter of 1995.


NET INTEREST INCOME

Net interest income is Horizon's largest source of earnings. Net interest income is influenced by the volume and relative yield (cost) of earning assets and interest-bearing liabilities and the relative sensitivity of such assets and liabilities to changes in interest rates. Interest income is presented and discussed on a fully tax-equivalent basis.

Net interest income increased $1,029 or 7.15% in the first six months of 1996, from $14,396 reported for the first six months of 1995. Both interest income and interest expense increased when comparing the first six months of 1996 with 1995. The increase in interest income resulted from an increase in volume and yield on average interest-earning assets and changes in the mix of earning assets. Average loans, Horizon's highest yielding assets, increased $42,129 or 10.92% in volume and the yield increased 40 basis points during the first half of 1996 from the same period of 1995. The increase in loan volume and yield accounts for the majority of the increase in net interest income. These increases are representative of the current economic activity and efforts by management to extend its market share.

The following table summarizes the composition of average interest-earning assets and average interest-bearing liabilities, along with the related income or expense and the weighted average yield or cost of such funds.


                                                                             NET INTEREST MARGIN
                                                  --------------------------------------------------------------------
                                                              JUNE 30, 1996                      JUNE 30, 1995
                                                  --------------------------------------------------------------------
                                                  AVERAGE       INCOME/      YIELD/     AVERAGE      INCOME/    YIELD/
                                                  BALANCE       EXPENSE       COST      BALANCE      EXPENSE     COST
                                                  --------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Federal funds sold                              $  5,746        $  158      5.5%      $ 11,140       $  324      5.8%
  Investment securities:
    Taxable                                        103,734         3,397      6.5        107,725        3,464      6.4
    Tax exempt(1)                                   41,899         1,589      7.6         41,059        1,556      7.6
                                                  --------------------------------------------------------------------
      Total investment securities                  145,633         4,986      6.8        148,784        5,020      6.7

  Total loans(1)(2)                                427,848        20,024      9.4        385,719       17,327      9.0
                                                  --------------------------------------------------------------------
          Total earning assets
          and interest income                      579,227        25,168      8.7        545,643       22,671      8.3

Noninterest earning assets:
  Cash and due from banks                           18,522                                15,835
  Premises and equipment                            10,216                                 7,801
  Other assets                                      15,601                                12,218
  Less: Allowance for loan losses                   (6,506)                               (6,373)
                                                  --------                              --------
              Total assets                        $617,060                              $575,124
                                                  ========                              ========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand deposits                                $  82,388        $1,090      2.6%      $ 85,382       $1,063      2.5%
  Savings deposits                                 111,840         1,800      3.2        119,222        1,912      3.2
  Certificates of deposit                          250,571         6,545      5.2        213,409        5,066      4.7
                                                 ---------------------------------------------------------------------
          Total interest-bearing deposits          444,799         9,435      4.2        418,013        8,041      3.8

Short-term borrowings                               17,910           308      3.4         17,894          234      2.6
                                                 ---------------------------------------------------------------------
          Total interest-bearing
          liabilities and interest
          expense                                  462,709         9,743      4.2        435,907        8,275      3.8
                                                                -----------------                   ------------------

Noninterest-bearing liabilities:
  Demand deposits                                   72,886                                69,028
  Other                                              9,754                                 4,194
                                                  --------                              --------
          Total liabilities                        545,349                               509,129
Shareholders' equity                                71,711                                65,995
                                                  --------                              --------
          Total liabilities and
          shareholders' equity                    $617,060                              $575,124
                                                  ========                              ========
Net interest income                                              $15,425                              $14,396
                                                                 =======                               ======
Spread                                                                        4.5%                                 4.5%
                                                                              ====                                 ====
Net interest margin                                                           5.3%                                 5.3%
                                                                              ====                                 ====

(1) Fully taxable equivalent using 35%.
(2) Nonaccrual loans are included in average balances.

Horizon's net interest margin for the six months ended June 30, 1996 is the same as for the six months ended June 30, 1995.


Average interest-bearing liabilities increased $26,802 or 6.15% in the six months ended June 30, 1996 from $435,907 during the six months ended June 30, 1995. The increase is related to deposits acquired through the purchase of four supermarket branches in the first and second quarters of 1995. The related cost of funds increased
40 basis points, primarily due to a 50 basis point increase in cost of certificates of deposit and the shifting of deposits to these higher yielding accounts.

ALLOWANCE FOR LOAN LOSSES

At June 30, 1996, the allowance for loan losses as a percentage of total loans was 1.53%, unchanged from December 31, 1995. During the first six months of 1996, the allowance remained stable through a provision for loan losses of $649 compared to $485 for the same period of 1995. Net charge-offs were $549 for the six months ended June 30, 1996, compared to $335 for the same period in 1995. Consumer charge-offs increased $177 for the six months ended June 30, 1996 when compared to the same period of 1995. The increase is primarily due to growth in the credit card department. The higher provision for loan losses is due to higher consumer charge-offs.

Total nonperforming loans were 0.93% of total loans at June 30, 1996, a decrease from the 1.30% at December 31, 1995. At June 30, 1996, nonperforming assets were 0.72% of total assets, a decrease from the 0.98% at December 31, 1995.

Nonperforming loans decreased $1,527 during the six months ended June 30, 1996, from the $5,531 reported at December 31, 1995. The reduction is due to the collection of a significant nonaccruing loan, migration of other borrowers from ninety days past due and still accruing interest to nonaccrual, and improved collection efforts.


                                                        ANALYSIS OF ASSET
                                                             QUALITY
                                                     -------------------------
                                                     JUNE 30      DECEMBER 31
                                                       1996           1995
                                                     -------------------------
Nonaccruing loans                                     $2,048         $2,364
Loans ninety days past due and accruing interest       1,956          3,167
                                                      ---------------------
    Total nonperforming loans                          4,004          5,531
Other real estate owned                                  472            503
                                                      ---------------------
    Total nonperforming assets                        $4,476         $6,034
                                                      =====================
Nonperforming loans to total loans                      0.93%          1.30%
Nonperforming assets to total assets                    0.72%          0.98%
Allowance for loan losses to nonperforming loans      165.38%        117.92%

NONINTEREST INCOME

Noninterest income is primarily of a fee nature and consists of service charges on deposits, trust department income, and a variety of miscellaneous transactions. Noninterest income increased $343 or 27.09% during the six months ended June 30, 1996 from the $1,266 reported in the same period in 1995. The increase is due to a decline of $95 in investment securities losses, a $124 increase in service charges, and a $124 increase in other income. The investment security losses incurred in the first half of 1995 were to take advantage of higher yielding investments. Service charges increased due to higher deposit balances along with increased transactions subject to service charges. Trust income increased 22.66% because of increased fees related to estate settlements in the first six months of 1996.

Noninterest income increased $159 or 23.98% during the three months ended June 30, 1996 from $663 reported in the same period in 1995. The increase is net of security losses of $35 in the second quarter of 1996 compared to $0 in the second quarter of 1995. Increased balances and transactions subject to service charges along with an increase in trust income are the primary reasons for the increase.

NONINTEREST EXPENSE

Noninterest expense is frequently referred to as overhead; that is the cost of normal operations. Horizon's noninterest expense for the six months ended June 30, 1996, increased $648 or 7.58% over the six months ended June 30, 1995. Salaries and employee benefits increased $116 or 2.74%. Net occupancy expenses increased $71 or 15.64% in the first half of 1996 compared to the first half of 1995 due to increased depreciation charges for a new bank building placed in service during the fourth quarter of 1995 and increased costs related to the operation of the supermarket branches acquired in the first and second quarters of 1995. Data processing expense increased $127 or 24.80% for the six months ended June 30, 1996, from $512 for the first six months of 1995. The increase is due primarily to a 30% increase in the number of accounts being processed for the first six months of 1996 when compared to the number of accounts processed for the six months ended June 30, 1995. Federal deposit insurance decreased $540 to the statutory minimum of $4 as the FDIC has lowered assessments on soundly capitalized institutions. Other expenses increased $816 for the first six months of 1996 over the same period of 1995. The increase is primarily due to investment banking and other professional fees of $346 related to potential acquisitions, an increase in losses other than loans of $172 due primarily to the receipt of $150 of insurance proceeds for covered losses in the first half of 1995, and an increase of $92 in cost of operations for the credit card department due to growth.

Noninterest expense for the three months ended June 30, 1996, increased $351 or 8.16% over the three months ended June 30, 1995. Net occupancy expense increased $37 or 16.16% in the first six months of 1996 compared to the same period of 1995. The increase is due primarily to depreciation charges related to a new bank building. Data processing expense increased $107 or 36.27% for the quarter ended June 30, 1996, from $295 for the three months ended June 30, 1995. This increase is due to the increased number of accounts processed in 1996 as compared to the same period of 1995. Other expenses increased $481 or 55.16% for the three months ended June 30, 1996, over the three months ended June 30, 1995. The increase was primarily due to professional fees of $196 related to potential acquisitions, the receipt of $150 in insurance proceeds for covered losses in 1995, and an increase of $45 in cost of operations for the credit card department.


INCOME TAXES

Income tax expense expressed as a percentage of income before income taxes was 35.33% for the six months ended June 30, 1996, and compares to 31.80% for the six months ended June 30, 1995. For the three months ended June 30, 1996, the percentage was 36.98% and compares to 31.52% for the three months ended June 30, 1995. The higher effective tax rate for 1996 compared to 1995 reflects an increase in nondeductible expenses related to potential acquisitions.

BALANCE SHEET ANALYSIS

At June 30, 1996, total assets increased $3,224 or 0.52% from the December 31, 1995 total of $614,745.

Investment securities totaled $145,088 at June 30, 1996, and have decreased $4,445 or 2.97% from the December 31, 1995 total of $149,533. This is attributable to loan demand and reflects management's strategy to fund portions of loan growth through maturities of investment securities.

Growth in total loans has been evidenced by stronger loan demand in the first six months of 1996. For the six months ended June 30, 1996, total loans increased $6,204 or 1.46%. The increase was due primarily to commercial loan growth reflecting more favorable economic conditions in the market area.

Net premises and equipment have decreased $215 or 2.11% from $10,209 at December 31, 1995 to $9,994 at June 30, 1996. The decrease consists of $518 in depreciation charges net of $303 in equipment purchases.

Total deposits at June 30, 1996 were $519,165 and have increased $4,690 or 0.91% from the December 31, 1995 total of $514,475. This increase is primarily due to an increase of $6,388 or 1.45% in interest-bearing liabilities obtained as a result of higher rates paid on certificates of deposit.

At June 30, 1996, short-term borrowings approximated $18,010 in securities sold under agreements to repurchase which are offered for customer accommodation and borrowings of $1,000 from the Federal Home Loan Bank of Pittsburgh. The FHLB borrowing is a one-year term note indexed to the prime rate and was used to fund a portion of a commercial loan.

Shareholders' equity increased $1,067 or 1.50% from the total at December 31, 1995, primarily from retention of earnings net of the decline in unrealized gain on available-for-sale securities of $1,481 from $1,184 at December 31, 1995 to an unrealized loss of $297 at June 30, 1996. This decline is due to increasing interest rates.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Horizon's liquidity position is believed to be adequate for the availability of funds for loan growth and deposit withdrawals, and provide for other transaction requirements. Liquidity is provided primarily by investments in cash and cash equivalents and maturities of investments and loans. The liquidity position is monitored regularly and management is not aware of any trends, commitments, or events that are likely to result in a liquidity increase or decrease of a material amount.

Interest rate risk is measured through a static gap analysis and monitored closely by management. Due to Horizon's stable core deposit base, management has been able to effectively manage interest rate risk without the use of derivative products.

CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity when expressed as a percentage of total assets totaled 11.68% on June 30, 1996, an increase from the 11.57% reported at December 31, 1995. The primary capital ratio, which includes equity and the allowance for loan losses, was 12.62% on June 30, 1996, and has increased slightly from the 12.50% reported on December 31, 1995. The Federal regulatory agencies have adopted risk-based capital guidelines and Horizon continues to be well above the minimum guidelines for all risk-based ratios.

Bond rates have increased in the first six months of 1996 causing the unrealized net gain (loss) on available-for-sale securities to change from an unrealized net gain of $1,184 at December 31, 1995 to an unrealized net loss of $297 at June 30, 1996. At June 30, 1996, shareholders' equity included an unrealized net loss on available-for-sale investments of $297.

Pertinent capital ratios were:

                                                                               Minimum Regulatory
                                          June 30, 1996    December 31, 1995     Requirements
                                          -------------------------------------------------------
Shareholders' Equity/Total Assets             11.68%             11.57%
Primary Capital Ratio                         12.62%             12.50%
Risk-Adjusted Capital
 Tier I                                       17.10%             17.96%              4.00%
 Tier II                                      18.28%             19.21%              8.00%
 Leverage                                     11.66%             11.31%              3.00%

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


Date: August 7, 1996                                /s/ Frank S. Harkins, Jr.
      --------------                                -------------------------
                                                    Frank S. Harkins, Jr.
                                                    Chairman of the Board


Date: August 7, 1996                                /s/ C. Duane Blankenship
      --------------                                ------------------------
                                                    C. Duane Blankenship
                                                    Chief Financial Officer