Form 10-Q
period 1996-09-30
HORIZON BANCORP INC /WV/
filed 1996-11-14
CIK 730025

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended SEPTEMBER 30, 1996        Commission File Number: 0-11672
                    ------------------                                -------

                             HORIZON BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           WEST VIRGINIA                                  55-0631939
-------------------------------------              -----------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification No.)

        BOX D, BECKLEY, WV                                 25802-2803
-------------------------------------              -----------------------
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

                         Yes   X         No
                             -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     COMMON STOCK, $1.00 PAR VALUE                 4,653,543 SHARES
     ------------------------------        --------------------------------
                Class                      Outstanding at November 13, 1996

                             HORIZON BANCORP, INC.

                                   FORM 10-Q

                                     INDEX

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets-September 30, 1996 and December 31, 1995

Condensed Consolidated Statements of Income for The Three Months Ended September 30, 1996 and 1995 and for The Nine Months Ended September 30, 1996 and 1995

Condensed Consolidated Statements of Shareholders' Equity for The Nine Months Ended September 30, 1996 and 1995

Condensed Consolidated Statements of Cash Flows for The Nine Months Ended September 30, 1996 and 1995

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

EXHIBIT 11

Computation of Earnings Per Share

EXHIBIT 27

Financial Data Schedule

                             HORIZON BANCORP, INC.

                                     PART I

                             FINANCIAL INFORMATION


The September 30, 1996 and December 31, 1995, consolidated balance sheets of Horizon Bancorp, Inc. and Subsidiaries, and the related statements of income for the nine months ended September 30, 1996 and 1995, and the related consolidated statement of changes in shareholders' equity for the nine months ended September 30, 1996 and 1995, and the notes to consolidated financial statements, all of which have been restated to reflect the merger of Twentieth Bancorp, Inc. on August 30, 1996, under the pooling of interests method of accounting, appear on the following pages.

The Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend for shareholders of record December 1, 1996. Accordingly, the results of operations presented on a per share basis for the nine months ended September 30, 1996 and 1995 were restated to reflect the increased number of common shares outstanding as a result of the split.

-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED, PRIOR YEAR RESTATED)
-------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                SEPTEMBER 30          DECEMBER 31
                                                                    1996                 1995
                                                                ---------------------------------
ASSETS
Cash and due from banks                                           $ 35,350             $ 35,133
Federal funds sold                                                   6,180                4,675
                                                                  -----------------------------
          Cash and cash equivalents                                 41,530               39,808
Investment securities:
  Available-for-sale, at fair value                                204,631              178,229
  Held-to-maturity, at cost (approximate
    fair value of $40,054 at September 30, 1996
    and $68,131 at December 31, 1995)                               40,084               67,303

Loans:
  Total loans                                                      629,234              620,570
  Less: Allowance for loan losses                                   (9,387)              (8,522)
                                                                  -----------------------------
          Net loans                                                619,847              612,048
Premises and equipment, net                                         16,795               17,299
Accrued interest receivable and other assets                        21,371               17,366
                                                                  -----------------------------
          Total assets                                            $944,258             $932,053
                                                                  =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                            $120,238             $116,528
  Interest bearing                                                 677,225              678,204
                                                                  -----------------------------
          Total deposits                                           797,463              794,732
Short-term borrowings                                               28,689               22,317
Accrued interest payable and other liabilities                      10,887               10,621
                                                                  -----------------------------
         Total liabilities                                         837,039              827,670
Shareholders' equity:
  Common stock, $1 par value; 20,000,000 shares
    authorized; 4,653,543 shares outstanding at
    September 30, 1996 and December 31, 1995,
    including 5,540 shares in treasury                               4,653                4,653
  Capital surplus                                                   19,738               19,744
  Retained earnings                                                 83,142               78,592
  Treasury stock                                                      (175)                (175)
  Unrealized (loss) gain on available-for-sale securities             (139)               1,569
                                                                  -----------------------------
         Total shareholders' equity                                107,219              104,383
                                                                  -----------------------------
         Total liabilities and shareholders' equity               $944,258             $932,053
                                                                  =============================


See notes to consolidated financial statements.

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED, PRIOR YEAR RESTATED)
-------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             SEPTEMBER 30                        SEPTEMBER 30
                                                          1996           1995                1996            1995
                                                        -----------------------             -----------------------
Interest income:
  Interest and fees on loans                            $14,535         $14,169              $42,927        $40,513
  Interest and dividends on investment securities:
    Taxable                                               3,091           2,983                9,170          8,693
    Tax-exempt                                              698             580                1,955          1,756
  Federal funds sold and other                              196             392                  643            936
                                                        -----------------------             -----------------------
          Total interest income                          18,520          18,124               54,695         51,898

Interest expense:
  Deposits                                                7,023           7,084               20,926         19,359
  Short-term borrowings                                     238             236                  628            551
                                                        -----------------------             -----------------------
         Total interest expense                           7,261           7,320               21,554         19,910
                                                        -----------------------             -----------------------
          Net interest income                            11,259          10,804               33,141         31,988
Provision for loan losses                                   727             564                2,228          1,537
                                                        -----------------------             -----------------------
  Net interest income after provision
    for loan losses                                      10,532          10,240               30,913         30,451

Other income:
  Service charges and fees                                  835             735                2,224          1,945
  Investment securities losses                                -               -                  (89)          (131)
  Other                                                     308             575                1,450          1,583
                                                        -----------------------             -----------------------
          Total other income                              1,143           1,310                3,585          3,397

Other expenses:
  Salaries and employee benefits                          3,196           3,254                9,839          9,714
  Net occupancy expense                                     393             424                1,205          1,158
  Equipment expense                                         470             529                1,487          1,516
  Outside data processing                                   433             415                1,563          1,326
  Advertising                                               161             164                  397            448
  Other                                                   2,737           2,150                7,225          6,098
                                                        -----------------------             -----------------------
         Total other expenses                             7,390           6,936               21,716         20,260
                                                        -----------------------             -----------------------
          Income before income taxes                      4,285           4,614               12,782         13,588
Applicable income taxes                                   1,534           1,588                4,600          4,695
                                                        -----------------------             -----------------------
          Net income                                    $ 2,751         $ 3,026             $  8,182        $ 8,893
                                                        =======================             =======================

Net income per common share                               $0.30           $0.33                $0.88          $0.96
                                                        =======================             =======================
Dividends per share                                       $0.15           $0.13                $0.45          $0.38
                                                        =======================             =======================
Average common shares outstanding (1,2)                   9,296           9,298                9,296          9,298
                                                        =======================             =======================

(1) Average shares outstanding have been adjusted for the exchange ratio (1.01 shares of Horizon for each share of Twentieth).

(2) Average shares outstanding have been adjusted for the recently announced Horizon two-for-one stock split effected in the form of a 100% stock dividend, which is payable December 15, 1996.


See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED, PRIOR YEAR RESTATED)
--------------------------------------------------------------------------------

HORIZON BANCORP, INC.
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    UNREALIZED
                                                                                                    GAIN (LOSS)
                                                                                                        ON
                                                                                                     AVAILABLE    DEFERRED
                                             COMMON       CAPITAL       RETAINED      TREASURY       FOR SALE       ESOP
                                             STOCK        SURPLUS       EARNINGS       STOCK        SECURITIES    BENEFITS   TOTAL
                                             ---------------------------------------------------------------------------------------
Balances at December 31, 1995                $4,653       $19,744       $78,592        $(175)        $ 1,569       $  --   $104,383
  Nine months ended September 30, 1996:
    Net income                                   --            --         8,182           --              --          --      8,182
    Cash dividends declared by pooled
      companies
        Horizon ($0.45 per share)                --            --        (3,092)          --              --          --     (3,092)
        Twentieth                                --            --          (540)          --              --          --       (540)
    Redemption of fractional shares
      in pooling                                 --            (6)            --          --              --          --         (6)
        Change in unrealized gain (loss)
          on available-for-sale
          securities, net of deferred
          income taxes                           --            --             --          --          (1,708)         --     (1,708)
                                             ---------------------------------------------------------------------------------------
Balances at September 30, 1996               $4,653       $19,738       $83,142        $(175)        $  (139)      $  --   $107,219
                                             =======================================================================================

Balances at December 31, 1994                $4,653       $19,744       $71,163        $  --         $(2,547)      $(121)  $ 92,892
  Nine months ended September 30, 1995:
    Net income                                   --            --         8,893           --              --          --      8,893
    Cash dividends declared by pooled
      companies
        Horizon ($0.38 per share)                --            --        (2,121)          --              --          --     (2,121)
        Twentieth                                --            --          (540)          --              --          --       (540)
        Change in unrealized (loss) gain
          on available-for-sale
          securities, net of deferred
          income taxes                           --            --            --           --           3,003          --      3,003
        Purchase of treasury stock               --            --            --         (140)             --          --       (140)
        Reduction in ESOP indebtedness           --            --            --           --              --         121        121
                                             ---------------------------------------------------------------------------------------
Balances at September 30, 1995               $4,653       $19,744       $77,395        $(140)        $   456      $  --    $102,108
                                             =======================================================================================

See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED, PRIOR YEAR RESTATED)
--------------------------------------------------------------------------------

HORIZON BANCORP, INC.
(DOLLARS IN THOUSANDS)

                                                                         FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30
                                                                        1996              1995
                                                                       ------------------------
OPERATING ACTIVITIES
Net income                                                             $ 8,182          $ 8,893
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and Amortization                                        1,343            1,785
    Provision for loan losses                                            2,228            1,537
    Loss on sale of investment securities                                   89              131
    Gain on sale of other real estate                                       --              118
    Change in accrued interest receivable and other assets              (4,105)            (252)
    Change in accrued interest payable and other liabilities             1,139              749
                                                                       ------------------------
           Net cash provided by operating activities                     8,876           12,725

INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities                     9,671            4,873
Proceeds from maturities of available-for-sale securities               20,912            8,985
Purchases of available-for-sale securities                             (41,960)         (39,134)
Proceeds from maturities of held-to-maturity securities                 14,149           37,938
Purchases of held-to-maturity securities                                (4,669)         (12,511)
Net increase in loans                                                  (10,047)         (12,252)
Purchases of premises and equipment                                       (584)          (4,317)
Proceeds from sale of other real estate                                     --              205
Cash received in purchase of branches, net of cash paid                     --            3,456
                                                                       ------------------------
           Net cash used in by investing activities                    (12,528)         (12,757)

FINANCING ACTIVITIES
Net increase in deposits                                                 2,731            2,326
Net increase in short-term borrowings                                    6,372            2,555
Cash dividends paid                                                     (3,632)          (2,661)
Purchase of treasury shares                                                 --             (140)
Other                                                                       (6)              --
                                                                       ------------------------
           Net cash provided by (used in) financing activities           5,465            2,080
                                                                       ------------------------
              Net increase in cash and cash equivalents                  1,722            2,048
Cash and cash equivalents at beginning of period                        39,808           39,756
                                                                       ------------------------
              Cash and cash equivalents at end of period               $41,530          $41,804
                                                                       ========================


See notes to consolidated financial statements.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED, PRIOR YEAR RESTATED)
--------------------------------------------------------------------------------
HORIZON BANCORP, INC.
SEPTEMBER 30, 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------
NOTE 1. BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared by Horizon Bancorp, Inc. ("Horizon"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three month period and nine month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996. Certain 1995 amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on net income or shareholders' equity.

The Board of Directors recently approved a two-for-one stock split effected in the form of a 100% stock dividend for shareholders of record December 1, 1996. All information has been restated to reflect the increased number of common shares outstanding as a result of the split.

These financial statements are to be read in conjunction with the financial statements and notes included in the 1995 Annual Report and Form 10-K of Horizon Bancorp, Inc.


--------------------------------------------------------------------------------
NOTE 2. MERGERS AND ACQUISITIONS
--------------------------------------------------------------------------------

On August 30, 1996, Horizon acquired all of the outstanding stock of Twentieth Bancorp, Inc. of Huntington, West Virginia. Horizon issued 1.01 shares of common stock for each share of Twentieth's common stock outstanding, resulting in the issuance of 1,817,873 shares of Horizon common stock. The acquisition was accounted for under the pooling of interests method of accounting and accordingly financial information of Horizon and Twentieth has been presented as if the companies had always been combined.

The following supplemental information reflects the separate results of the combined entities for the period to the acquisition:

                              For the Six Months Ended June 30, 1996

(in thousands, except per share data)

                                              As Reported
                                       -----------------------
                                                                                         Pro Forma
                                       Horizon       Twentieth                         Consolidated
                                       Bancorp,       Bancorp,        Pro Forma        (adjusted for
                                         Inc.           Inc.         Consolidated      stock split)
                                       -------------------------------------------------------------
Interest income                        $24,550        $11,625          $36,175           $36,175
Interest expense                         9,743          4,550           14,293            14,293
                                       -------------------------------------------------------------
Net interest income before
  provision for loan losses             14,807          7,075           21,882            21,882
Provision for loan losses                  649            852            1,501             1,501
                                       -------------------------------------------------------------
Net interest income                     14,158          6,223           20,381            20,381

Other income                             1,609            833            2,442             2,442

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Other expenses                           9,201          5,125           14,326            14,326
                                       -------------------------------------------------------------
Income before income taxes               6,566          1,931            8,497             8,497
                                       -------------------------------------------------------------
Income tax expense                       2,320            746            3,066             3,066
                                       =============================================================
Net income                             $ 4,246        $ 1,185          $ 5,431           $ 5,431
                                       =============================================================
Average shares outstanding
  (thousands)                            2,830          1,800            4,648             9,296     [3,4]
                                       =============================================================
Earnings per share                     $  1.50        $  0.66          $  1.17           $  0.58
                                       =============================================================

[3] Average shares outstanding have been adjusted for the exchange ratio (1.01 shares of Horizon for each share of Twentieth).

[4] Average shares outstanding have been adjusted for the recently announced Horizon two-for-one stock split effected in the form of a 100% stock dividend, which is payable December 15, 1996.


--------------------------------------------------------------------------------
NOTE 3. INVESTMENT SECURITIES
--------------------------------------------------------------------------------

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

The amortized cost and estimated fair values of investment securities are as follows:

                                                                                        SEPTEMBER 30, 1996
                                                                  ------------------------------------------------------------
                                                                                    GROSS            GROSS          ESTIMATED
                                                                  AMORTIZED       UNREALIZED       UNREALIZED         FAIR
                                                                    COST            GAINS            LOSSES           VALUE
                                                                  ------------------------------------------------------------
 AVAILABLE-FOR-SALE SECURITIES
 U.S. Treasury securities and obligations of
   U.S. government agencies and corporations                      $163,186          $683           $  (729)         $163,140
 Obligations of states and political subdivisions                   16,083           176              (103)           16,156
 Mortgage-backed securities                                         15,979            64              (256)           15,787
 Other securities                                                    9,614            22               (88)            9,548
                                                                  ------------------------------------------------------------
          Totals                                                  $204,862          $945           $(1,176)         $204,631
                                                                  ============================================================
 HELD-TO-MATURITY SECURITIES
 Obligations of states and political subdivisions                 $ 40,017          $471           $  (434)         $ 40,054
                                                                  ============================================================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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
                                                                  -----------------------------------------------------------
 AVAILABLE-FOR-SALE SECURITIES
 U.S. Treasury securities and obligations of U.S.
   government agencies and corporations                           $136,898          $2,620          $(429)           $139,089
 Obligations of states and political subdivisions                   11,323             175            (16)             11,482
 Mortgage-backed securities                                         18,887             145            (71)             18,961
 Other securities                                                    8,571             151            (25)              8,697
                                                                  -----------------------------------------------------------
          Totals                                                  $175,679          $3,091          $(541)           $178,229
                                                                  ===========================================================
 HELD-TO-MATURITY SECURITIES
 U.S. Treasury securities and obligations of U.S.
   government agencies and corporations                           $ 31,057          $  179          $  (4)           $ 31,232
 Obligations of states and political subdivisions                   36,146             823           (170)             36,799
 Other debt securities                                                 100              --             --                 100
                                                                  -----------------------------------------------------------
          Totals                                                  $ 67,303          $1,002          $(174)           $ 68,131
                                                                  ===========================================================

-------------------------------------------------------------------------------
NOTE 4. ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------------
A summary of changes in the allowance for loan losses follows:

                                                        SEPTEMBER 30
                                                     1996          1995
                                                    --------------------
Balance at beginning of period                      $8,522        $8,153

Charge-offs                                         (2,267)       (1,598)
Recoveries                                             904           502
                                                    --------------------
Net charge-offs                                     (1,363)       (1,096)

Provision for loan losses                            2,228         1,537
                                                    --------------------
    Balance at end of period                        $9,387        $8,594
                                                    ====================

Allowance for loan losses as a % of total loans       1.49%         1.41%
Earnings coverage of net charge-offs                  6.00X         8.11X

At September 30, 1996, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan," was not significant.


-------------------------------------------------------------------------------
NOTE 5. NEW ACCOUNTING STANDARD
-------------------------------------------------------------------------------
The FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which is applicable to Horizon in 1996. This Statement provides

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

companies with the option of accounting for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," or applying the provisions of Statement 123.

As allowed by Statement No. 123, Horizon has elected to continue accounting for stock-based compensation under Opinion 25. Horizon will make proforma disclosures of net income and earnings per share as if the fair value based method of accounting defined in Statement No. 123 had been applied in its 1996 annual report to shareholders.

In June 1996, the FASB issued Statement No. 125, (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes SFAS No. 76, "Extinguishment of Debt." SFAS No. 125 prescribes the accounting treatment for securitization transactions based on a financial components approach with an emphasis on physical control, such as the ability to pledge or exchange the securitized assets, while prior rules emphasized the economic risks or rewards of ownership of the agreements, securities lending, loan participations, and other financial component transfers and exchanges. Under the financial components approach of SFAS No. 125, both the transferor and transferee will recognize on its balance sheet the assets and liabilities, or components thereof, that it controls and not recognize on the balance sheet the assets and liabilities that were surrendered or extinguished in the transfer.

Horizon does not expect the new rules to have a material effect on its financial position and results of operations. SFAS No. 125 is effective for transactions occurring after December 31, 1996.

-------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

INTRODUCTION

Horizon Bancorp, Inc., ("Horizon") is a multi-bank holding company headquartered in Beckley, West Virginia. Horizon engages in commercial banking activities and provides financial and trust services to individuals and commercial customers primarily in Fayette, Greenbrier, Pocahontas, Raleigh, and Summers, Cabell, Wayne, and Lincoln Counties of West Virginia.

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

RESULTS OF OPERATIONS

Horizon reported consolidated net income for the first nine months of 1996 of $8,182, or $0.88 per share, compared with $8,893, or $0.96 per share, in the same period of 1995.

Return on average assets (ROA) measures how effectively Horizon uses its assets to produce net income while return on average equity (ROE) measures income earned compared with the amount of shareholders' investment in Horizon. For the nine months ended September 30, 1996, Horizon's ROA was 1.17%, compared to 1.32% for the nine months ended September 30, 1995. For the nine months ended September 30, 1996, Horizon's ROE totaled 10.30%, compared to 11.94% for the nine months ended September 30, 1995.

Net income for the three months ended September 30, 1996, was $2,751, or $0.30 per share, compared with $3,026, or $0.33 per share, in the third quarter of 1995.


NET INTEREST INCOME

Net interest income is Horizon's largest source of earnings. Net interest income is influenced by the volume and relative yield (cost) of earning assets and interest-bearing liabilities and the relative sensitivity of such assets and liabilities to changes in interest rates. Interest income is presented and discussed on a fully tax-equivalent basis.

Net interest income increased $1,543 or 4.66% in the first nine months of 1996, from $33,116 reported for the first nine months of 1995. Both interest income and interest expense increased when comparing the first nine months of 1996 with 1995. The increase in interest income resulted from an increase in volume and yield on average interest-earning assets and changes in the mix of earning assets. Average loans, Horizon's highest yielding assets, increased $24,517 or 4.13% in volume and the yield increased 10 basis points during the nine months ended September 30, 1996, from the same period of 1995. The increase in loan volume and yield accounts for the majority of the increase in net interest income. These increases are representative of the current economic activity and efforts by management to extend its market share.

The following table summarizes the composition of average interest-earning assets and average interest-bearing liabilities, along with the related income or expense and the weighted average yield or cost of such funds.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


                                                                             NET INTEREST MARGIN
                                                  --------------------------------------------------------------------
                                                         SEPTEMBER 30, 1996                  SEPTEMBER 30, 1995
                                                  --------------------------------------------------------------------
                                                  AVERAGE       INCOME/      YIELD/     AVERAGE      INCOME/    YIELD/
                                                  BALANCE       EXPENSE       COST      BALANCE      EXPENSE     COST
                                                  --------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Federal funds sold                              $ 15,949        $  643      5.4%      $ 21,473       $  936      5.8%
  Investment securities:
    Taxable                                        192,317         9,170      6.4        186,940        8,693      6.2
    Tax exempt(1)                                   51,366         3,258      8.5         44,839        2,660      7.9
                                                  --------------------------------------------------------------------
      Total investment securities                  243,683        12,428      6.8        231,779       11,353      6.5

  Total loans(1)(2)                                617,932        43,142      9.3        593,415       40,737      9.2
                                                  --------------------------------------------------------------------
          Total earning assets
          and interest income                      877,564        56,213      8.5        846,667       53,026      8.4

Noninterest earning assets:
  Cash and due from banks                           29,904                                25,735
  Premises and equipment                            16,945                                15,465
  Other assets                                      19,254                                19,401
  Less: Allowance for loan losses                   (8,977)                               (8,425)
                                                  --------                              --------
              Total assets                        $934,690                              $898,843
                                                  ========                              ========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand deposits                                $ 127,485        $2,427      2.5%      $120,532       $2,364      2.6%
  Savings deposits                                 185,969         4,221      3.0        213,861        4,926      3.1
  Certificates of deposit                          366,466        14,278      5.2        324,562       12,069      5.0
                                                 ---------------------------------------------------------------------
          Total interest-bearing deposits          679,920        20,926      4.1        658,955       19,359      3.9

Short-term borrowings                               22,365           628      3.7         22,150          551      3.3
                                                 ---------------------------------------------------------------------
          Total interest-bearing
          liabilities and interest
          expense                                  702,285        21,554      4.1        681,105       19,910      3.9
                                                                -----------------                   ------------------

Noninterest-bearing liabilities:
  Demand deposits                                  114,343                               109,456
  Other                                             12,159                                 8,997
                                                  --------                              --------
          Total liabilities                        126,502                               118,453
Shareholders' equity                               105,903                                99,285
                                                  --------                              --------
          Total liabilities and
          shareholders' equity                    $934,690                              $898,843
                                                  ========                              ========
Net interest income                                              $34,659                              $33,116
                                                                 =======                               ======
Spread                                                                        4.4%                                 4.5%
                                                                              ====                                 ====
Net interest margin                                                           5.3%                                 5.2%
                                                                              ====                                 ====

(1) Fully taxable equivalent using 35%.
(2) Nonaccrual loans are included in average balances.

Horizon's net interest margin for the nine months ended September 30, 1996, increased 10 basis points from the nine months ended September 30, 1995. Average interest-bearing liabilities increased $21,180 or 3.11% in the nine months ended September 30, 1996 from $681,105 during the nine months ended September 30, 1995. The increase is related to deposits acquired through the purchase of four supermarket branches in the first and second quarters of 1995. The related cost of funds increased 20 basis points, primarily due to a 20 basis point increase in cost of certificates of deposit and the shifting of deposits to these higher yielding accounts.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

At September 30, 1996, the allowance for loan losses as a percentage of total loans increased to 1.49% from 1.37% at December 31, 1995. During the first nine months of 1996, the allowance was strengthened through a provision for loan losses of $2,228 compared to $1,537 for the same period of 1995. Net charge-offs were $1,363 for the nine months ended September 30, 1996, compared to $1,096 for the same period in 1995. Net charge-offs increased $267 for the nine months ended September 30, 1996 when compared to the same period of 1995. The increase is primarily due to growth in the credit card department.

Total nonperforming loans were 1.18% of total loans at September 30, 1996, a decrease from the 1.26% at December 31, 1995. At September 30, 1996, nonperforming assets were 0.84% of total assets, a decrease from the 0.90% at December 31, 1995.

Nonperforming loans decreased $402 during the nine months ended September 30, 1996, from the $7,799 reported at December 31, 1995. The reduction is due to the collection of a significant nonaccruing loan, migration of other borrowers from ninety days past due and still accruing interest to nonaccrual, and improved collection efforts.


                                                            ANALYSIS OF ASSET
                                                                 QUALITY
                                                      -----------------------------
                                                      SEPTEMBER 30      DECEMBER 31
                                                         1996              1995
                                                      -----------------------------
Nonaccruing loans                                        $3,792           $4,556
Loans ninety days past due and accruing interest          3,605            3,243
                                                         -----------------------
    Total nonperforming loans                             7,397            7,799
Other real estate owned                                     501              558
                                                         -----------------------
    Total nonperforming assets                           $7,898           $8,357
                                                         =======================
Nonperforming loans to total loans                         1.18%            1.26%
Nonperforming assets to total assets                       0.84%            0.90%
Allowance for loan losses to nonperforming loans         126.90%          109.27%

NONINTEREST INCOME

Noninterest income is primarily of a fee nature and consists of service charges on deposits, trust department income, and a variety of miscellaneous transactions. Noninterest income increased $188 or 5.53% during the nine months ended September 30, 1996 from the $3,397 reported in the same period in 1995. The increase is due to a decline of $42 in investment securities losses, a $279 increase in service charges, and a $133 decrease in other income. Service charges increased due to higher deposit balances along with increased transactions subject to service charges.

Noninterest income increased $167 or 12.75% during the three months ended September 30, 1996 from $1,310 reported in the same period in 1995. The decrease was due primarily to a $150 one-time gain on sale of other real estate owned in the third quarter of 1995.

NONINTEREST EXPENSE

Noninterest expense is frequently referred to as overhead; that is the cost of normal operations. Horizon's noninterest expense for the nine months ended September 30, 1996, increased $1,456 or 7.19% over the nine months ended September 30, 1995. Data processing expense increased $237 or 17.87% for the nine months ended September 30, 1996, from $1,326 for the first nine months of 1995. The increase is due primarily to an increase in the number of accounts being processed

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

for the first nine months of 1996 when compared to the number of accounts processed for the nine months ended September 30, 1995. Other expenses increased $1,949 for the first nine months of 1996 over the same period of 1995, excluding an $822 decrease in Federal deposit insurance. The increase is primarily due to investment banking and other professional fees of $1,159 related to the acquisition, an increase in losses other than loans of $164 due primarily to the receipt of $150 of insurance proceeds for covered losses in 1995, and an increase of $154 in cost of operations for the credit card department due to growth.

Noninterest expense for the three months ended September 30, 1996, increased $454 or 6.55% over the three months ended September 30, 1995. Improvements in the efficiency of operations were evidenced by a $58 or 1.78% decrease in salaries and employee benefits, a $31 or 7.31% decrease in net occupancy expense, and a $59 or 11.15% decrease in equipment expense. Other expenses increased $587 for the third quarter of 1996 over the same period of 1995. The increase is primarily due to nonrecurring acquisition and restructuring expenses of $350 and an increase of $62 in cost of operations for the credit card department due to growth.


INCOME TAXES

Income tax expense expressed as a percentage of income before income taxes was 35.99% for the nine months ended September 30, 1996, and compares to 34.55% for the nine months ended September 30, 1995. For the three months ended September 30, 1996, the percentage was 35.80% and compares to 34.42% for the three months ended September 30, 1995. The higher effective tax rate for 1996 compared to 1995 reflects an increase in nondeductible expenses related to the acquisition.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

BALANCE SHEET ANALYSIS

At September 30, 1996, total assets increased $12,205 or 1.31% from the December 31, 1995 total of $932,053.

Investment securities totaled $244,715 at September 30, 1996, and were virtually unchanged from the December 31, 1995 total of $245,532.

Growth in total loans has been evidenced by stronger loan demand in the first nine months of 1996. For the nine months ended September 30, 1996, total loans increased $8,664 or 1.40%. The increase was due primarily to commercial loan growth reflecting more favorable economic conditions in the market area.

Net premises and equipment have decreased $504 or 2.91% from $17,299 at December 31, 1995 to $16,795 at September 30, 1996. The decrease consists primarily of depreciation charges net of purchases for the current year.

Total deposits at September 30, 1996 were $797,463 and have increased $2,731 or 0.34% from the December 31, 1995 total of $794,732.

At September 30, 1996, short-term borrowings approximated $28,689 in securities sold under agreements to repurchase which are offered for customer accommodation and borrowings of $1,000 from the Federal Home Loan Bank of Pittsburgh. The FHLB borrowing is a one-year term note indexed to the prime rate and was used to fund a portion of a commercial loan.

Shareholders' equity increased $2,836 or 2.72% from the total at December 31, 1995, primarily from retention of earnings net of the decline in unrealized gain on available-for-sale securities of $1,708 from $1,569 at December 31, 1995 to an unrealized loss of $139 at September 30, 1996. This decline is due to increasing interest rates.

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

CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity when expressed as a percentage of total assets totaled 11.35% on September 30, 1996, an increase from the 11.20% reported at December 31, 1995. The primary capital ratio, which includes equity and the allowance for loan losses, was 12.23% on September 30, 1996, and has increased slightly from the 12.00% reported on December 31, 1995. The Federal regulatory agencies have adopted risk-based capital guidelines and Horizon continues to be well above the minimum guidelines for all risk-based ratios.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Pertinent capital ratios were:

                                                                                     Minimum Regulatory
                                          September 30, 1996    December 31, 1995       Requirements
                                          -------------------------------------------------------------
Shareholders' Equity/Total Assets               11.35%               11.20%
Primary Capital Ratio                           12.23%               12.00%
Risk-Adjusted Capital
 Tier I                                         16.79%               17.32%               4.00%
 Tier II                                        17.96%               18.77%               8.00%
 Leverage                                       11.23%               10.90%               3.00%

Management is not aware of any trends, events, or uncertainties, either favorable or unfavorable, that are likely to have a material effect on Horizon's liquidity, capital resources or results of operations. There are no current recommendations by regulatory authorities that, if implemented, would have a material effect on Horizon.

-----------------------------------------------------------------------------

-----------------------------------------------------------------------------


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

   11. Statement of Computation of Earnings per Share

   27. Financial Data Schedule

----------------------------------------------------------------------------

----------------------------------------------------------------------------


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    HORIZON BANCORP, INC.
                                                    ---------------------
                                                    (Registrant)


Date: November 13, 1996                             /s/ Frank S. Harkins, Jr.
      -----------------                             -------------------------
                                                    Frank S. Harkins, Jr.
                                                    Chairman of the Board


Date: November 13, 1996                             /s/ C. Duane Blankenship
      -----------------                             ------------------------
                                                    C. Duane Blankenship
                                                    Chief Financial Officer