Form 10-K
period 1996-12-31
HORIZON BANCORP INC /WV/
filed 1997-03-31
CIK 730025

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ________________ to________________

Commission file number 0-11672

                             HORIZON BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             West Virginia                                      55-0631939
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     One Park Avenue, Beckley, WV                               25802-2803
(Address of principal executive offices)                        (Zip Code)

                                 (304) 255-7000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                              TITLE OF EACH CLASS
                                      None
                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK PAR VALUE $1.00
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    As of March 15, 1997, there were 8,155,784 shares of Horizon Bancorp, Inc. $1 par value common stock held by non-affiliates with an aggregate market value of $184,247,640.

    As of March 15, 1997, there were 9,297,837 shares of Horizon Bancorp, Inc. $1 par value common stock outstanding.

===============================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                     INCORPORATED INTO
                                                                     -----------------
(1)  Portions of the Annual Report to Shareholders for the year ended December 31, 1996 (hereinafter the "1996 Annual Report").....  Parts I, II, & IV
(2)  Portions of the Definitive Proxy Statement for Annual Meeting
of Shareholders to be held April 22, 1997, to be filed with the
Securities Exchange Commission (the "Commission") .................  Part III
(3)  Form 8-K filed with the Securities & Exchange Commission on
November 4, 1996, announcing the stock split.......................  Part IV

                             HORIZON BANCORP, INC.
                                 FORM 10K INDEX

                                                                                   PAGE
                                                                                   ----
Part I        Item 1   Business                                                       1
              Item 2   Properties                                                     5
              Item 3   Legal Proceedings                                              5
              Item 4   Submission of Matters to a Vote of Security Holders            6

Part II       Item 5   Market for the Registrant's Common Stock and Related
                       Shareholder Matters                                            6
              Item 6   Selected Financial Data                                        6
              Item 7   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                            6
              Item 8   Financial Statements and Supplementary Data                    6
              Item 9   Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                            6

Part III      Item 10  Directors and Executive Officers of the Registrant             6
              Item 11  Executive Compensation                                         6
              Item 12  Security Ownership of Certain Beneficial Owners and
                       Management                                                     6
              Item 13  Certain Relationships and Related Transactions                 7

Part IV       Item 14  Exhibits, Financial Statement Schedules and Reports on
                       Form 8-K                                                       7

Signatures......................................................................      8

Index to Exhibits                                                                     9

                                     PART I

ITEM 1. BUSINESS

THE REGISTRANT

    The Registrant was incorporated in 1982 under the laws of the State of West Virginia as a one-bank holding company known as Raleigh Bankshares, Inc. On January 3, 1984, the Bank of Raleigh became a wholly-owned subsidiary of Raleigh Bankshares.

    Subsequent to 1984, the Board of Directors determined that the name, Raleigh Bankshares, may have had a constraining effect upon expansion activities. The shareholders approved an amendment on April 16, 1985, to change Raleigh Bankshares' name to Horizon Bancorp, Inc. ("Horizon" or "Horizon Bancorp").

    Banking operations are, and are expected to continue to be, Horizon Bancorp's primary business and major source of revenue. For the most part, Horizon Bancorp derives its revenues from dividends paid by its subsidiary banks. The principal role of Horizon Bancorp is to supervise and coordinate the activities of the subsidiary banks.

    Horizon has five operating subsidiaries, Bank of Raleigh ("Raleigh"), National Bank of Summers of Hinton ("Summers"), Greenbrier Valley National Bank ("Greenbrier"), The First National Bank in Marlinton ("Marlinton") and The Twentieth Street Bank ("Twentieth" or "Twentieth Street Bank").

    Summers was acquired by Horizon on June 1, 1985, through a consolidation between Summers bank and NBS National Bank, a wholly-owned subsidiary of Horizon.

    On September 19, 1988, Crossroads National Bank, Bradley, West Virginia, was merged with and into Raleigh. Greenbrier and Marlinton were acquired by Horizon on March 31, 1993, through a merger between Allegheny Bankshares Corporation and Horizon Bancorp, Inc. Twentieth was acquired by Horizon on August 30, 1996, through a merger between Twentieth Bancorp, Inc. and Horizon Bancorp, Inc.

    At December 31, 1996, Horizon had consolidated assets of $947,068,000, deposits of $797,996,000 and shareholders' equity of $109,411,000.

    Raleigh was originally chartered in 1899 as a state banking corporation with the name "Bank of Raleigh." It has conducted banking operations in Beckley, West Virginia, continuously since that time. In 1957, Beckley Industrial Savings and Loan Company merged into Raleigh, with Raleigh surviving the merger. As described above, Crossroads National Bank, Bradley, West Virginia, merged with and into Raleigh during 1988, and Crossroads' former office is operated as a branch of Raleigh.

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

    Twentieth Street Bank was originally incorporated on September 11, 1905, as a state bank under the laws of West Virginia, and has operated as such since that time. In 1983, the Bank became a wholly owned subsidiary of Twentieth Bancorp, Inc., which was a one-bank holding company. Twentieth Street Bank's Milton branch was originally a separate corporation (Bank of Milton) incorporated on September 7, 1904, as a state bank under the laws of West Virginia and operated as such until being acquired by Twentieth Street Bank on June 30, 1985. Twentieth Street Bank's West Hamlin branch was originally a separate corporation (First National Bank of West Hamlin) incorporated on October 24, 1964, as a national bank. The First National Bank of West Hamlin was acquired by Twentieth Bancorp, Inc. on December 31, 1984. It continued to operate as a national bank until January 1, 1990, when its operations became branches of The Twentieth Street Bank, Inc. In December 1995, Twentieth added a new full service branch facility in Hamlin, West Virginia on State Route 3 located in Lincoln County.

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

FUTURE ACQUISITIONS AND EXPANSIONS

    Horizon has no plans, arrangements or understandings to acquire any other banking or banking-related businesses at this time.

EMPLOYEES

    At the close of 1996, Horizon had 400 full-time equivalent employees.

COMPETITION

    Raleigh's primary market area is generally defined as Raleigh County, West Virginia. At December 31, 1996, there were eight financial institutions operating in Raleigh County. Total deposits of the commercial banks in Raleigh County at December 31, 1996, were approximately $673,764,000, and Raleigh ranked first with 38.04% of the total deposits in Raleigh County. These institutions include One Valley Bank and United National Bank which are wholly-owned subsidiaries of state-wide multi-bank holding companies. Raleigh's largest competitor in the market area reported total deposits of $150,380,000 and the smallest competitor in the market area had total deposits of $11,873,000.

    Five new banks have been chartered in Raleigh County since 1970. In addition, one federally-chartered savings and loan association has opened since 1980. Total deposits for Raleigh, however, have increased from the December 31, 1995 level of $251,906,000 to a December 31, 1996 level of $256,318,000.

    The primary market area of Summers is generally defined as Summers County, West Virginia. At December 31, 1996, there were two banks operating in Summers County with total deposits of approximately $117,737,000. Summers had total deposits of $61,588,000 at December 31, 1996, and the other bank in the market area had total deposits of approximately $56,149,000 as of that date.

    The primary market area of Greenbrier is generally defined as Greenbrier County, West Virginia. Greenbrier's market area is served by five financial institutions. These institutions include One Valley Bank and First State Bank and Trust, wholly-owned subsidiaries of state-wide multi-bank holding companies. At December 31, 1996, total deposits at these five financial institutions were approximately $476,368,000. Greenbrier is the largest of these five banks with 32.73% of the deposits in Greenbrier County. Greenbrier had total deposits of $155,939,000 at December 31, 1996, and the other banks within the market area had total deposits of approximately 67.27% as of that date.

    Marlinton's primary market area is generally defined as Pocahontas County, West Virginia. There are two commercial banks within Marlinton's market area. At December 31, 1996, total deposits at these two commercial banks were approximately $100,293,000, and Marlinton held approximately 50.56% of the total deposits.

    The primary market area of Twentieth is generally defined as Cabell, Wayne and Lincoln counties of West Virginia. Seven commercial banks and one federal savings bank are located in Twentieth's market area. At December 31, 1996, Twentieth had total deposits of $274,229,000, which ranked second in their area.

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

    Until 1992, the various banks and bank holding companies operating in West Virginia were predominantly owned by shareholders in West Virginia and were financed by operations arising principally in West Virginia. During 1992, BancOne Corp., the seventh largest bank holding company in the United States at that time, executed an Agreement with Key Centurion Bancshares, Inc., the largest bank holding company in the State, which provided for the acquisition of all of the outstanding stock of Key Centurion. In 1993, Huntington Bancshares, Incorporated consummated the acquisition of Commerce Banc Corporation.

    In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, absent action to opt out or limit interstate branching by the West Virginia Legislature, interstate branch banking may occur after June 1, 1997. The states are permitted: i) to opt into interstate branch banking prior to June 1, 1997; ii) to opt out of interstate branch banking prior to that date, iii) to allow only acquisition of branches; iv) to opt into DE NOVO interstate branch banking; or v) to allow the acquisition of a branch of a bank without acquiring the bank itself. In 1996, the West Virginia Legislative opted into interstate branch-banking, with De Novo branching or acquisition of branches without acquiring a bank on a reciprocal basis, effective May 31, 1997. The effect of this legislation will likely be increased competition for West Virginia banks, including the subsidiaries of Horizon.

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

    The operations of Raleigh and Twentieth are subject to federal and state statutes, which apply to state-chartered banks and to non-members of the Federal Reserve. Raleigh and Twentieth's operations are also subject to regulations of the Board of Banking, the Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC").

    The primary supervisory authorities of Raleigh and Twentieth are the FDIC and the Commissioner of Banking. The FDIC and Banking Commissioner regularly examine such areas as reserves, loans, investments, management practices and other aspects of Raleigh and Twentieth's operations. Independent of those examinations, both supervisory authorities also conduct regular examinations of Raleigh and Twentieth's Trust Department. These examinations are designed for the protection of Raleigh and Twentieth's depositors and not for its shareholders. In addition to these regular examinations, Raleigh and Twentieth must furnish to the FDIC and the Board of Banking quarterly reports containing full and accurate statements of their affairs.

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

    The Banks are members of the FDIC, and their deposits are insured as provided by law. Raleigh and Twentieth are members of the Federal Reserve System and also carry FDIC insurance.

    In addition to the effect of general economic conditions, the earnings of Horizon are affected by the fiscal and monetary policies of the Federal Reserve, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. The techniques used by the Federal Reserve include setting the reserve requirements of member and nonmember banks, establishing interest rates on time and savings deposits and the discount rate on member bank borrowings, and conducting open market operations in United States government securities to exercise control over the supply of money and credit.

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

COMPLIANCE WITH ENVIRONMENTAL LAWS

    The costs and effects of compliance with federal, state and local environmental laws are not expected to have a material effect on Horizon or the Banks.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

    Statistical disclosures required by bank holding companies are included in "Five-Year Selected Financial Summary" on page 5 and in "Management's Discussion and Analysis of Operations" set forth on pages 5 through 21 of Horizon's Annual Report to Shareholders for the fiscal year ended December 31, 1996. That information is incorporated herein by reference.

ITEM 2. PROPERTIES

    Horizon's principal office is located in the Bank of Raleigh at One Park Avenue, Beckley, West Virginia. Raleigh has a full-service branch consisting of the former offices of Crossroads National Bank at the Crossroads Mall, Bradley, West Virginia. In addition, a full-service branch is located at the corner of Main and Kanawha Streets, Beckley, West Virginia. During 1995, branches in Kroger supermarkets were acquired from a regional bank and are located at Beaver and Sophia, Raleigh County, and at Oak Hill in Fayette County.

    The operations of Summers are conducted at its main office of 123 Temple Street in Hinton, West Virginia and a full-service branch facility at Country Roads Plaza on Stokes Drive.

    Greenbrier's main office is located at 109 South Jefferson Street, Lewisburg, West Virginia. Greenbrier has four full service branch offices located in Alderson, Rainelle, Fairlea, and Rupert, West Virginia. During 1995, a branch in a Kroger supermarket was acquired from a regional bank and is located at Fairlea.

    The principal office of Marlinton is located at 300 Eighth Street, Marlinton, Pocahontas County, West Virginia.

    The operations of Twentieth are conducted at 1900 Third Avenue, Huntington, West Virginia. Twentieth has four full service branch offices located at Route 60 East, Huntington, Milton, Hamlin and West Hamlin, West Virginia. In addition, a limited-service facility is located on Fifth Avenue, Huntington, West Virginia.

    Horizon also offers services to its customers at various locations within the service area through automated teller machines. The automated teller machines permit customers to make deposits, withdrawals, and loan payments at these locations, and the banks have joined a regional network.

ITEM 3. LEGAL PROCEEDINGS

    Horizon and its banks are involved in various legal proceedings arising in the normal course of business. It is anticipated that the ultimate resolution of these proceedings will not have a material adverse effect on the financial position or operations of Horizon or the banks.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

    The section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Market and Dividend Information" on page 20 of Horizon's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    Table 1, "Five-Year Selected Financial Summary," on page 5 of Horizon's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 5 through 20 of Horizon's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The report of independent auditors and consolidated financial statements included on pages 21 through 39 of Horizon's 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF HORIZON

    The information set forth in the sections "Management Nominees to the Board of Directors," "Executive Officers of Horizon" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 3 through 8, pages 9 through 10 and pages 13 through 14, respectively, of Horizon's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in the sections "Executive Compensation" on pages 15 through 18 and "Compensation of Directors" on page 8 of Horizon's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the section "Security Ownership of Certain Beneficial Owners and Management" on pages 11 through 13 of Horizon's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth in the section "Certain Relationships and Related Transactions and Compensation and Benefits Committee Interlocks and Insider Participation" on pages 22 through 24 of Horizon's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders and the information set forth in Note 4 on page 31 of Horizon's 1996 Annual Report to Shareholders are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements on pages 23 through 39 of Horizon's 1996 Annual Report to Shareholders are incorporated herein by reference:

    Consolidated balance sheets--December 31, 1996 and 1995

    Consolidated statements of income--years ended December 31, 1996, 1995, and 1994

    Consolidated statements of shareholders' equity--years ended December 31, 1996, 1995, and 1994

    Consolidated statements of cash flows--years ended December 31, 1996, 1995, and 1994

    Notes to consolidated financial statements--December 31, 1996

    (a)(2) None.

    (a)(3) Exhibits required by item 601 - see listing of exhibits on page 9

    (b)  Reports on Form 8-K

    (c)  Exhibits - exhibits for this 10-K begin on page 10

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1997.

HORIZON BANCORP, INC.

By: /s/ FRANK S. HARKINS, JR.
    -----------------------------
        Frank S. Harkins, Jr.
        Chairman of the Board and
        Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March, 1997.

                 NAME                                              TITLE
        -----------------------                   -----------------------------------------
        /s/ FRANK S. HARKINS, JR.                  Chairman of the Board and Chief Executive
        -------------------------                  Officer
            Frank S. Harkins, Jr.                  (Principal Executive Officer)

        /s/ PHILIP L. MCLAUGHLIN                   President and Chief Operating Officer
        -------------------------
            Philip L. McLaughlin

        /s/ C. DUANE BLANKENSHIP                   Vice President and Chief Financial Officer
        -------------------------                  (Principal Accounting Officer)
            C. Duane Blankenship

        /s/ DAVID W. HAMBRICK                      Executive Vice President
        -------------------------
            David W. Hambrick

        /s/ E. M. PAYNE III                        Secretary
        -------------------------
            E. M. Payne III

        /s/ JOHN M. ALDERSON IV                    Director
        -------------------------
            John M. Alderson IV

        /s/ JOSEPH M. BLANKENSHIP                  Director
        -------------------------
            Joseph M. Blankenship

        /s/ W. H. FILE III                         Director
        -------------------------
            W. H. File III

        /s/ ALBERT M. TIECHE, JR.                  Director
        -------------------------
            Albert M. Tieche, Jr.

        /s/ B.C. MCGINNIS, III                     Executive Vice President
        -------------------------
            B.C. McGinnis, III

        /s/ WILLIAM C. DOLIN                       Director
        -------------------------
            William C. Dolin

        /s/ R. T. ROGERS                           Director
        -------------------------
            R. T. Rogers

        /s/ TRACY W. HYLTON II                     Director
        -------------------------
            Tracy W. Hylton II

        /s/ JACK G. BAZEMORE                       Director
        -------------------------
            Jack G. Bazemore

        /s/ ROBERT L. KOSNOSKI                     Director
        -------------------------
            Robert L. Kosnoski

        /s/ THOMAS E. LILLY                        Director
        -------------------------
            Thomas E. Lilly

        /s/ CLARENCE E. MARTIN                     Director
        -------------------------
            Clarence E. Martin

        /s/ CAROLYN H. MCCULLOCH                   Director
        -------------------------
            Carolyn H. McCulloch

        /s/ JACK MCGINNIS                          Director
        -------------------------
            Jack McGinnis

        /s/ THOMAS L. MCGINNIS                     Director
        -------------------------
            Thomas L. McGinnis

        /s/ HARPER W. NELSON                       Director
        -------------------------
            Harper W. Nelson

        /s/ RODNEY H. PACK                         Director
        -------------------------
            Rodney H. Pack

        /s/ SHARON H. ROWE                         Director
        -------------------------
            Sharon H. Rowe

        /s/ PHILLIP W. CAIN                        Director
        -------------------------
            Phillip W. Cain

        /s/ JAMES E. SONGER                        Director
        -------------------------
            James E. Songer


ITEM 14 - Index to Exhibits

Exhibit                                                                   Page Reference
(3) (i)      Articles of Incorporation                                    10
    (ii)     By-Laws

(b)          Reports on form 8-K filed during the last quarter of 1996:
             Form 8-K dated November 4, 1996                              11

(11)         Statement Re: Computation of Earnings Per Share              18

(12)         Statements re: Computation of Ratios                         19

(13)         Horizon Bancorp, Inc. 1996 Annual Report                     20

(21)         Subsidiaries of Registrant                                   62

(23.1)       Consent of Ernst & Young LLP                                 63

(23.2)       Consent of Diamond, Leftwich, Goheen & Dunn                  64

(27)         Financial Data Schedule                                      65

(99)         Report of Diamond, Leftwich Goheen & Dunn                    66