Form 10-Q
period 1997-03-31
HORIZON BANCORP INC /WV/
filed 1997-05-15
CIK 730025

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended MARCH 31, 1997               Commission File Number:  0-11672
                  --------------                                        -------

                             HORIZON BANCORP, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

            WEST VIRGINIA                              55-0631939
----------------------------------------   ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

          BOX D, BECKLEY, WV                           25802-2803
----------------------------------------   ------------------------------------
(Address of principal executive offices)               (Zip Code)

                                  (304) 255-7000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X      No
                                -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK, $1.00 PAR VALUE                   9,309,050 SHARES
----------------------------------------   ------------------------------------
                Class                         Outstanding at April 30, 1997

                             HORIZON BANCORP, INC.

                                   FORM 10-Q

                                     INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets-March 31, 1997 and December 31, 1996

Condensed Consolidated Statements of Income for The Three Months Ended March 31, 1997 and 1996

Condensed Consolidated Statements of Shareholders' Equity for The Three Months Ended March 31, 1997 and 1996

Condensed Consolidated Statements of Cash Flows for The Three Months Ended March 31, 1997 and 1996

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures

EXHIBIT 11

Computation of Earnings Per Share

EXHIBIT 27

Financial Data Schedule

                             HORIZON BANCORP, INC.

                                     PART I

                             FINANCIAL INFORMATION

Horizon Bancorp, Inc. and Subsidiaries' consolidated statements of income, changes in shareholders' equity, and cash flows for the three months ended March 31, 1996, have been restated to reflect the merger of Twentieth Bancorp, Inc. on August 30, 1996, under the pooling of interests method of accounting.

The Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend for shareholders of record December 1, 1996. Average shares outstanding and per share amouts included herein have been adjusted for this stock split.

-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------

HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         MARCH 31      DECEMBER 31
                                                                                           1997           1996
                                                                                     --------------------------------
ASSETS

Cash and due from banks                                                                 $  32,128       $  36,503
Federal funds sold                                                                          1,035           2,455
                                                                                     --------------------------------
                                                         Cash and cash equivalents         33,163          38,958
Investment securities:
   Available-for-sale, at fair value                                                      195,913         205,923
   Held-to-maturity, at cost (approximate fair value of $42,718 at
     March 31, 1997 and $43,354 at December 31, 1996)                                      42,752          42,741
Loans:
   Total loans                                                                            644,191         633,984
   Less:  Allowance for loan losses                                                        (9,965)         (9,607)
                                                                                     --------------------------------
                                                                         Net loans        634,226         624,377

Premises and equipment, net                                                                16,634          16,580
Accrued interest receivable and other assets                                               20,158          18,489
                                                                                     --------------------------------
                                                                      Total assets       $942,846        $947,068
                                                                                     ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest bearing                                                                 $ 116,367       $ 119,831
   Interest bearing                                                                       673,006         678,165
                                                                                     --------------------------------
                                                                    Total deposits        789,373         797,996
Short-term borrowings                                                                      32,023          29,154
Accrued interest payable and other liabilities                                             11,750          10,507
                                                                                     --------------------------------
                                                                 Total liabilities        833,146         837,657

Shareholders' equity:
   Common stock, $1 par value; 20,000 shares authorized and 9,309 shares issued, including 29 and 11 shares in treasury at March 31, 1997 and December 31,
     1996                                                                                   9,309           9,308
   Capital surplus                                                                         19,766          19,757
   Retained earnings                                                                       81,537          79,876
   Treasury stock                                                                            (609)           (175)
   Unrealized (loss) gain on available-for-sale securities                                   (303)            645
                                                                                     --------------------------------
                                                        Total shareholders' equity        109,700         109,411
                                                                                     --------------------------------
                                        Total liabilities and shareholders' equity       $942,846        $947,068
                                                                                     ================================

See notes to consolidated financial statements.

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------

HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                                    1997          1996
                                                                ----------------------------
Interest income:
   Interest and fees on loans                                       $14,479      $14,195
   Interest and dividends on investment securities:
     Taxable                                                          2,900        3,121
     Tax-exempt                                                         780          611
   Federal funds sold and other                                          76          219
                                                                ----------------------------
                                        Total interest income        18,235       18,146

Interest expense:
   Deposits                                                           7,021        7,121
   Short-term borrowings                                                285          184
                                                                ----------------------------
                                       Total interest expense         7,306        7,305
                                                                ----------------------------
                                          Net interest income        10,929       10,841
Provision for loan losses                                               700          716
                                                                ----------------------------
          Net interest income after provision for loan losses        10,229       10,125

Other income:
   Service charges and fees                                             880          675
   Investment securities losses                                         (38)          (1)
   Other                                                                493          593
                                                                ----------------------------
                                           Total other income         1,335        1,267

Other expenses:
   Salaries and employee benefits                                     3,190        3,362
   Net occupancy expense                                                454          396
   Equipment expense                                                    534          535
   Outside data processing                                              575          469
   Advertising                                                          153          132
   Other                                                              1,626        2,174
                                                                ----------------------------
                                         Total other expenses         6,532        7,068
                                                                ----------------------------
                                   Income before income taxes         5,032        4,324
Applicable income taxes                                               1,790        1,491
                                                                ----------------------------
                                                   Net income      $  3,242     $  2,833
                                                                ============================
Net income per common share                                           $0.35        $0.30
                                                                ============================
Dividends per share                                                   $0.17        $0.15
                                                                ============================
Average common shares outstanding                                     9,295        9,296
                                                                ============================

See notes to consolidated financial statements.

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------

HORIZON BANCORP, INC.
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       UNREALIZED
                                                                                       GAIN (LOSS)
                                                                                           ON
                                                                                        AVAILABLE
                                             COMMON   CAPITAL    RETAINED   TREASURY    FOR SALE
                                             STOCK    SURPLUS    EARNINGS     STOCK    SECURITIES    TOTAL
                                           -------------------------------------------------------------------
Balances at December 31, 1996                $9,308    $19,757    $79,876     $(175)        $645    $109,411
Three months ended March 31, 1997:
    Net income                                   --        --       3,242        --           --       3,242
    Cash dividends ($0.17 per share)             --        --      (1,581)       --           --      (1,581)
    Change in unrealized gain (loss) on
     available-for-sale securities, net
     of deferred income taxes                    --        --        --          --         (948)       (948)
    Purchase of treasury shares                  --        --        --        (434)                    (434)
    Exercise of stock options                     1          9                                            10
                                           -------------------------------------------------------------------
Balances at March 31, 1997                   $9,309    $19,766    $81,537     $(609)     $  (303)   $109,700
                                           ===================================================================


Balances at December 31, 1995                $4,653    $19,744    $78,592     $(175)      $1,569    $104,383
   Three months ended March 31, 1996:
     Net income                                  --        --       2,833        --           --       2,833
     Cash dividends declared by pooled
     companies:
       Horizon ($0.15 per share)                 --        --        (848)       --           --        (848)
       Twentieth                                 --        --        --          --           --         --
     Change in unrealized gain (loss)
     on available-for-sale securities,
     net of deferred income taxes                --        --        --          --       (1,004)     (1,004)
                                           -------------------------------------------------------------------
Balances at March 31, 1996                   $4,653    $19,744    $80,577   $  (175)      $  565    $105,364
                                           ===================================================================

See notes to consolidated financial statements.

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS)

                                                                             FOR THE THREE MONTHS ENDED MARCH 31
                                                                               1997                       1996
                                                                           -----------------------------------------
OPERATING ACTIVITIES
Net Income                                                                    $  3,242                  $  2,833
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and Amortization                                                 441                       518
     Provision for loan losses                                                     700                       716
     Loss on sale of investment securities                                          38                         1
     Loss on sale of other real estate                                               8                        --
     Change in accrued interest receivable and other assets                     (1,776)                     (554)
     Change in accrued interest payable and other liabilities                    1,895                       990
                                                                           -----------------------------------------
                               Net cash provided by operating activities         4,548                     4,504

INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities                             6,063                        99
Proceeds from maturities of available-for-sale securities                        7,817                     6,793
Purchases of available-for-sale securities                                      (5,438)                  (12,665)
Proceeds from maturities of held-to-maturity securities                             --                     6,212
Net (increase) decrease in loans                                               (10,561)                    4,088
Purchases of premises and equipment                                               (464)                     (565)
Proceeds from sale of other real estate                                             --                        12
                                                                           -----------------------------------------
                     Net cash (used in) provided by investing activities        (2,583)                    3,974

FINANCING ACTIVITIES
Net (decrease) increase in deposits                                             (8,623)                    2,255
Net increase (decrease) in short-term borrowings                                 2,869                    (3,690)
Cash dividends paid                                                             (1,581)                     (848)
Purchase of treasury shares                                                       (434)                       --
Exercise of stock options                                                            9                        --
                                                                           -----------------------------------------
                                   Net cash used in financing activities        (7,760)                   (2,283)
                                                                           -----------------------------------------
                    Net (decrease) increase in cash and cash equivalents        (5,795)                    6,195
Cash and cash equivalents at beginning of period                                38,958                    39,808
                                                                           -----------------------------------------
                              Cash and cash equivalents at end of period       $33,163                   $46,003
                                                                           =========================================

See notes to consolidated financial statements.

-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

HORIZON BANCORP, INC.
MARCH 31, 1997
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------
NOTE 1.  BASIS OF PRESENTATION
-------------------------------------------------------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared by Horizon Bancorp, Inc. ("Horizon"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

The Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend for shareholders of record December 1, 1996. Average shares outstanding and per share amounts for prior periods have been adjusted for this stock spilt.

These financial statements should be read in conjunction with the financial statements and notes included in the 1996 Annual Report and Form 10-K of Horizon Bancorp, Inc.

-------------------------------------------------------------------------------
NOTE 2. MERGERS AND ACQUISITIONS
-------------------------------------------------------------------------------

On August 30, 1996, Horizon consummated their merger with Twentieth Bancorp, Inc. (Twentieth), in a common stock exchange accounted for under the pooling of interests method of accounting, and accordingly, all prior period financial statements were restated to include Twentieth. Horizon exchanged 1.01 shares of it's common stock for each common share of Twentieth.

The following presents the separate results of Horizon and Twentieth for the three months ended March 31, 1996:

                                                            THREE MONTHS ENDED MARCH 31, 1996
                                                     ------------------------------------------------

                                                        HORIZON        TWENTIETH        COMBINED
                                                     ------------------------------------------------
Net interest income                                       $ 7,288      $ 3,553           $10,841
Net income                                                  2,121          712             2,833
Earnings per share                                          $0.38        $0.20             $0.30

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
NOTE 3. INVESTMENT SECURITIES
-------------------------------------------------------------------------------

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

The amortized cost and estimated fair values of investment securities are as follows:

                                                                             MARCH 31, 1997
                                                     ---------------------------------------------------------------
                                                                         GROSS           GROSS         ESTIMATED
                                                       AMORTIZED      UNREALIZED       UNREALIZED        FAIR
                                                          COST           GAINS           LOSSES          VALUE
                                                     ---------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury securities and obligations of U.S.
   government agencies and corporations                  $147,823         $537           $  (971)       $147,389
Obligations of states and political subdivisions           21,147          180              (127)         21,200
Mortgage-backed securities                                 12,120           62              (184)         11,998
Other  securities                                          15,376           22               (72)         15,326
                                                     ---------------------------------------------------------------
                                            Totals       $196,466         $801           $(1,354)       $195,913
                                                     ===============================================================
HELD-TO-MATURITY SECURITIES
Obligations of states and political subdivisions         $ 42,752         $403           $  (437)       $ 42,718
                                                     ===============================================================


                                                                           DECEMBER 31, 1996
                                                     ---------------------------------------------------------------
                                                                         GROSS           GROSS         ESTIMATED
                                                       AMORTIZED      UNREALIZED       UNREALIZED        FAIR
                                                          COST           GAINS           LOSSES          VALUE
                                                     ---------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury securities and obligations of U.S.
   government agencies and corporations                 $154,053        $1,140           $(354)        $154,839
Obligations of states and political subdivisions          21,121           345             (23)          21,443
Mortgage-backed securities                                15,219            63            (135)          15,147
Other securities                                          14,441            91             (38)          14,494
                                                     ---------------------------------------------------------------
                                            Totals      $204,834        $1,639           $(550)        $205,923
                                                     ===============================================================
HELD-TO-MATURITY SECURITIES
Obligations of states and political subdivisions        $ 42,741        $  756           $(143)        $ 43,354
                                                     ===============================================================

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
NOTE 4. ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------------

A summary of changes in the allowance for loan losses follows:

                                                                                MARCH 31
                                                                             1997        1996
                                                                        -------------------------
       Balance at beginning of period                                       $9,607      $8,522

       Charge-offs                                                            (702)       (561)
       Recoveries                                                              360         162
                                                                        -------------------------
       Net charge-offs                                                        (342)       (399)

       Provision for loan losses                                               700         716
                                                                        -------------------------
                                             Balance at end of period       $9,965      $8,839
                                                                        =========================


       Allowance for loan losses as a % of total loans                       1.55%       1.44%
       Earnings coverage of net charge-offs                                  9.48X       7.10X

At March 31, 1997, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan," was not significant.

-------------------------------------------------------------------------------
NOTE 5. NEW ACCOUNTING STANDARDS
-------------------------------------------------------------------------------

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which is applicable to Horizon effective January 1, 1997. In October 1996, the FASB agreed to defer the effective date for one year for the following transactions: securities lending, repurchase agreements, dollar rolls, and other similar secured transactions. Statement No. 125 establishes standards for determining whether certain transfers of financial assets should be considered sales of all or part of the assets or as secured borrowings. Statement No. 125 also establishes standards for settlements of liabilities through the transfer of assets to a creditor or obtaining an unconditional release and whether these settlements should prove the debt extinguished.

The adoption of this standard is not expected to have a material impact on Horizon's financial statements.

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share,"
(SFAS No. 128) which simplifies the computation of earings per share and makes such computations more comparable to international accounting standards. Under SFAS No. 128, primary earnings per share will be replaced with "basic" earnings per share and will be computed by dividing net income by average common shares outstanding (exclusive of the impact of common stock equivalents). Fully diluted earnings per share will be renamed "Diluted" and SFAS No. 128 requires that both computations be shown on the face of the income statement with equal prominence except for entities with simple capital structures and then only basic earnings per share will be required. SFAS No. 128 is effective for interim and annual financial statements ending after December 15, 1997. Horizon does not expect SFAS No. 128 to have a material impact on its financial statements.

-------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

INTRODUCTION

Horizon Bancorp, Inc., ("Horizon") is a multi-bank holding company headquartered in Beckley, West Virginia. Horizon engages in commercial banking activities and provides financial and trust services to individuals and commercial customers primarily in Fayette, Greenbrier, Pocahontas, Raleigh, Summers, Cabell, Wayne, and Lincoln Counties of West Virginia.

The following discussion and analysis is provided to assist readers of the consolidated financial statements in understanding the operating performance of Horizon. This discussion should be read in conjunction with the December 31, 1996 consolidated financial statements and the accompanying notes to the financial statements included in the 1996 annual report.

Throughout the following discussion, dollars are expressed in thousands, except per share data.


RESULTS OF OPERATIONS

Horizon reported consolidated net income for the first three months of 1997 of $3,242, or $0.35 per share, compared with $2,833, or $0.30 per share, in the same period of 1996.

Return on average assets (ROA) measures how effectively Horizon uses its assets to produce net income while return on average equity (ROE) measures income earned compared with the amount of shareholders' investment in Horizon. For the three months ended March 31, 1997, Horizon's ROA was 1.38%, compared to 1.22% for the three months ended March 31, 1996. For the three months ended March 31, 1997, Horizon's ROE totaled 11.76%, compared to 10.74% for the three months ended March 31, 1996.

NET INTEREST INCOME

Net interest income is Horizon's largest source of earnings. Net interest income is influenced by the volume and relative yield (cost) of earning assets and interest-bearing liabilities and the relative sensitivity of such assets and liabilities to changes in interest rates. Interest income is presented and discussed on a fully tax-equivalent basis.

Net interest income increased $371 or 3.35% in the first three months of 1997, from $11,066 reported for the first three months of 1996. Both interest income and interest expense increased when comparing the first three months of 1997 with 1996. The increase in interest income resulted from an increase in volume of average interest-earning assets and changes in the mix of earning assets. Average loans, Horizon's highest yielding assets, increased $19,815 or 3.22% in volume during the three months ended March 31, 1997, from the same period of 1996. The increase in loan volume coupled with an increase in average investment securities accounts for the majority of the increase in net interest income. These increases are representative of the current economic activity and efforts by management to extend its market share.

The following table summarizes the composition of average interest-earning assets and average interest-bearing liabilities, along with the related income or expense and the weighted average yield or cost of such funds.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                                 NET INTEREST MARGIN
                                -------------------------------------------------------
                                       MARCH 31, 1997             MARCH 31, 1996
                                --------------------------------------------------------
                                 AVERAGE    INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/
                                 BALANCE    EXPENSE   COST   BALANCE   EXPENSE   COST
                                --------------------------------------------------------
ASSETS
Interest-earning assets:
   Federal funds sold            $  5,894   $    76   5.2%   $ 16,565  $   219    5.3%
   Investment securities:
     Taxable                      178,303     2,900    6.5    193,212    2,989    6.2
     Tax exempt (1)                63,168     1,200    7.6     40,972      812    8.0
                                --------------------------------------------------------
  Total investment securities     241,471     4,100    6.8    234,184    3,801    6.5

   Total loans (1)(2)             634,792    14,567    9.2    614,977   14,227    9.3
                                --------------------------------------------------------
         Total earning assets
          and interest income     882,157    18,743    8.5    865,726   18,247    8.5

Noninterest earning assets:
   Cash and due from banks         29,517                      28,530
   Premises and equipment          16,663                      17,280
   Other assets                    21,152                      25,870
   Less: Allowance for loan
     losses                        (9,608)                     (8,575)
                                -----------                 ----------
                 Total assets    $939,881                    $928,831
                                ===========                 ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Demand deposits               $124,497   $   818    2.6%  $114,962  $   735    2.6%
   Savings deposits               194,645     1,577    3.2    197,971    1,504    3.1
   Certificates of deposit        353,756     4,626    5.2    363,286    4,758    5.3
                                --------------------------------------------------------
              Total interest-
             bearing deposits     672,898     7,021    4.2    676,219    6,997    4.2

Short-term borrowings              29,741       285    3.8     21,279      184    3.5
                                -----------                 ----------
       Total interest-bearing
     liabilities and interest
                      expense     702,639     7,306    4.2    697,498    7,181    4.1
                                          -------------------        -------------------

Noninterest-bearing liabilities:
   Demand deposits                114,739                     113,734
   Other                           12,273                      12,131
                                -----------                 ----------
            Total liabilities     829,651                     823,363
Shareholders' equity              110,230                     105,468
                                -----------                 ----------
        Total liabilities and
         shareholders' equity    $939,881                    $928,831
                                ===========                 ==========
Net interest income                         $11,437                    $11,066
                                          ============               ============
Spread                                                 4.3%                       4.3%
                                                     ========                   ========
Net interest margin                                    5.2%                       5.1%
                                                     ========                   ========

(1)  Fully taxable equivalent using 35%.
(2)  Nonaccrual loans are included in average balances.

Horizon's net interest margin for the three months ended March 31, 1997, increased 10 basis points from the net interest margin for the three months ended March 31, 1996. Average interest-bearing liabilities at March 31, 1997 increased $5,141 or 0.74% from the $697,498 at March 31, 1996. The increase is related to securities sold under agreements to repurchase and other short-term borrowings. The related cost of funds increased 10 basis points, primarily due to a 30 basis point increase in the cost of short-term borrowings. Horizon's net interest margin and spread remain strong and are among the best in its peer group.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

At March 31, 1997, the allowance for loan losses as a percentage of total loans increased to 1.55% from 1.52% at December 31, 1996. During the first three months of 1997, the allowance was strengthened through a provision for loan losses of $700 compared to $716 for the same period of 1996. Net charge-offs were $342 for the three months ended March 31, 1997, compared to $399 for the same period in 1996. The decline in net charge-offs was due to a higher rate of recoveries in the first quarter of 1997 as compared to the first quarter of 1996.

Total nonperforming loans were 1.22% of total loans at March 31, 1997, a slight increase from the 1.13% at December 31, 1996. At March 31, 1997, nonperforming assets were 0.90% of total assets, an increase from the 0.81% at December 31, 1996.

Nonperforming loans increased $640 or 8.90% at March 31, 1997, compared to the $7,194 reported at December 31, 1996. The increase was primarily due to two commercial loans becoming ninety days past due during the first quarter of 1997. Management believes that established reserves for these two loans are adequate to cover potential loss exposure on these loans.

                                                                  ANALYSIS OF ASSET QUALITY
                                                                -----------------------------
                                                                  MARCH 31      DECEMBER 31
                                                                    1997            1996
                                                                -----------------------------
Nonaccruing loans                                                  $3,066          $3,466
Loans thirty days past due and accruing interest                    4,768           3,728
                                                                -----------------------------
                                    Total nonperforming loans       7,834           7,194
Other real estate owned                                               611             434
                                                                -----------------------------
                                   Total nonperforming assets      $8,445          $7,628
                                                                =============================

Nonperforming loans to total loans                                  1.22%           1.13%
Nonperforming assets to total assets                                0.90%           0.81%
Allowance for loan losses to nonperforming loans                  127.20%         133.54%

NONINTEREST INCOME

Noninterest income is primarily of a fee nature and consists of service charges on deposits, trust department income, and a variety of miscellaneous transactions. Noninterest income increased $68 or 5.37% during the three months ended March 31, 1997 from the $1,267 reported in the same period in 1996. The increase is primarily due to a $205 increase in service charges, which is partially offset by a $100 decrease in other income. Service charges increased due to higher demand deposit balances and other transactions subject to service charges. Other income decreased due to nonrecurring income in 1996, primarily estate settlement fees.

NONINTEREST EXPENSE

Noninterest expense is frequently referred to as overhead; that is the cost of normal operations. Horizon's noninterest expense for the three months ended March 31, 1997, decreased $536 or 7.58% over the three months ended March 31, 1996. Salaries and employee benefits declined $172 or 5.12% from $3,362 for the three months ended March 31, 1996 to $3,190 for the three months ended March 31, 1997. The primary reason for the decrease is a reduction in the number of employees. Net occupancy expense increased $58 or 14.65% during the periods discussed because of increased building maintenance costs. Outside data processing increased $106 or 22.60% from $469 for the first quarter of 1996 to $575 for the first quarter of 1997 and reflects

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

higher processing costs because of additional transactions. Other expense decreased $548 or 25.21% for the periods analyzed. The primary reason for the decline in other operating expenses was a decrease of $430 in merger costs associated with the Twentieth transaction.

INCOME TAXES

Income tax expense expressed as a percentage of income before income taxes was 35.57% for the three months ended March 31, 1997, and compares to 34.48% for the three months ended March 31, 1996.

BALANCE SHEET ANALYSIS

At March 31, 1997, total assets decreased $4,222 or 0.45% from the December 31, 1996 total of $947,068. Investment securities totaled $238,665 at March 31, 1997, and declined $9,999 or 4.02% from the December 31, 1996 total of $248,664. Total loans increased $10,207 or 1.61% from December 31, 1996 to March 31, 1997. The increase was due primarily to more favorable economic conditions in the market area. Net premises and equipment have increased $54 or 0.33% from $16,580 at December 31, 1996 to $16,634 at March 31, 1997.

Total deposits at March 31, 1997 were $789,373 and have decreased $8,623 or 1.08% from the December 31, 1996 total of $797,996. The decrease was primarily due to the loss of a correspondent bank deposit. At March 31, 1997, short-term borrowings approximated $32,023 compared to $29,154 at December 31, 1996.

Shareholders' equity increased $289 or 0.26% from the total at December 31, 1996, due to the retention of earnings, net of the decline in unrealized gain on available-for-sale securities of $948 from $645 at December 31, 1996 to an unrealized loss of $303 at March 31, 1997. This decline is due to increasing interest rates.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Horizon's liquidity position is believed to be adequate for the availability of funds for loan growth and deposit withdrawals, and provide for other transaction requirements. Liquidity is provided primarily by investments in cash and cash equivalents and maturities of investments and loans. Horizon's liquidity position is monitored regularly and management is not aware of any trends, commitments, or events that are likely to negatively impact liquidity.

Interest rate risk is measured through a static gap analysis and monitored closely by management. Due to Horizon's stable core deposit base, management has been able to effectively manage interest rate risk without the use of derivative products.

CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity when expressed as a percentage of total assets totaled 11.63% on March 31, 1997, an increase from the 11.55% reported at December 31, 1996. The primary capital ratio, which includes equity plus the allowance for loan losses, was 12.56% on March 31, 1997, and has increased slightly from the 12.44% reported on December 31, 1996. The Federal regulatory agencies have adopted risk-based capital guidelines and Horizon continues to be well above the minimum guidelines for all risk-based ratios.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

Pertinent capital ratios were:

                                                                                                  Minimum Regulatory
                                                March 31, 1997          December 31, 1996            Requirements
                                          -------------------------------------------------------------------------------
Shareholders' Equity/Total Assets                   11.63%                    11.55%
Primary Capital Ratio                               12.56%                    12.44%
Risk-Adjusted Capital
     Total Capital to Risk Weighted Assets          17.38%                    17.80%                    8.00%
     Tier I to Risk Weighted Assets                 16.22%                    16.50%                    4.00%
     Tier I to Average Assets                       11.46%                    11.40%                    4.00%


Management is not aware of any trends, events, or uncertainties, either favorable or unfavorable, that are likely to have a material effect on Horizon's liquidity, capital resources or results of operations. There are no current recommendations by regulatory authorities that, if implemented, would have a material effect on Horizon.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

      11.  Statement of Computation of Earnings per Share

      27.  Financial Data Schedule

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HORIZON BANCORP, INC.
                                                ---------------------
                                                (Registrant)

Date: May 12, 1997                              /s/Frank S. Harkins, Jr.
      ------------                              ------------------------
                                                Frank S. Harkins, Jr.
                                                Chairman of the Board

Date: May 12, 1997                              /s/C. Duane Blankenship
      ------------                              ------------------------
                                                C. Duane Blankenship
                                                Chief Financial Officer