Form 10-Q
period 1997-06-30
HORIZON BANCORP INC /WV/
filed 1997-08-14
CIK 730025

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended JUNE 30, 1997              Commission File Number:  0-11672
                  -------------                                       -------


                             HORIZON BANCORP, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

          WEST VIRGINIA                                       55-0631939

          -------------                                       ----------
   (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                        Identification No.)


                BOX D, BECKLEY, WV                         25802-2803
                ------------------                         ----------
     (Address of principal executive offices)              (Zip Code)


                                 (304) 255-7000
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X     No
                                  ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $1.00 PAR VALUE                            9,309,182 SHARES
-----------------------------                            ----------------
           Class                                   Outstanding at July 31, 1997

                             HORIZON BANCORP, INC.

                                   FORM 10-Q

                                     INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets-June 30, 1997 and December 31, 1996

Condensed Consolidated Statements of Income for The Six Months Ended June 30, 1997 and 1996

Condensed Consolidated Statements of Shareholders' Equity for The Six Months Ended June 30, 1997 and 1996

Condensed Consolidated Statements of Cash Flows for The Six Months Ended June 30, 1997 and 1996

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 4.  Submissions of Matters to Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures

EXHIBIT 11

Computation of Earnings Per Share

EXHIBIT 27

Financial Data Schedule

                             HORIZON BANCORP, INC.

                                     PART I

                             FINANCIAL INFORMATION

Horizon Bancorp, Inc. and Subsidiaries' consolidated statements of income, changes in shareholders' equity, and cash flows for the six months ended June 30, 1996, have been restated to reflect the merger of Twentieth Bancorp, Inc. on August 30, 1996, under the pooling of interests method of accounting.

The Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend for shareholders of record December 1, 1996. Average shares outstanding and per share amounts included herein have been adjusted for this stock split.

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         JUNE 30       DECEMBER 31
                                                                                           1997           1996
                                                                                        --------------------------
ASSETS

Cash and due from banks                                                                  $ 35,990        $ 36,503
Federal funds sold                                                                            980           2,455
                                                                                         ------------------------
                                                         Cash and cash equivalents         36,970          38,958
Investment securities:

   Available-for-sale, at fair value                                                      184,062         205,923
   Held-to-maturity, at cost (approximate fair value of $42,454 at
     June 30, 1997 and $43,354 at December 31, 1996)                                       41,898          42,741
Loans:
   Total loans                                                                            665,156         633,984
   Less:  Allowance for loan losses                                                       (10,756)         (9,607)
                                                                                         ------------------------
                                                                         Net loans        654,400         624,377
Premises and equipment, net                                                                16,627          16,580
Accrued interest receivable and other assets                                               20,744          18,489
                                                                                         ------------------------
                                                                      Total assets       $954,701        $947,068
                                                                                         ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:

   Non-interest bearing                                                                  $121,503        $119,831
   Interest bearing                                                                       679,852         678,165
                                                                                         ------------------------
                                                                    Total deposits        801,355         797,996
Short-term borrowings                                                                      28,659          29,154
Accrued interest payable and other liabilities                                             12,805          10,507
                                                                                         ------------------------
                                                                 Total liabilities        842,819         837,657

Shareholders' equity:
   Common stock, $1 par value; 20,000 shares authorized and 9,309 shares issued, including 50 and 11 shares in treasury at June 30, 1997 and December 31,
     1996
                                                                                            9,309           9,308
   Capital surplus                                                                         19,768          19,757
   Retained earnings                                                                       83,474          79,876
   Treasury stock                                                                          (1,094)           (175)
   Unrealized gain on available-for-sale securities                                           425             645
                                                                                         ------------------------
                                                        Total shareholders' equity        111,882         109,411

                                                                                         ------------------------
                                        Total liabilities and shareholders' equity       $954,701        $947,068
                                                                                         ========================


See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30                        JUNE 30
                                                                    1997          1996             1997           1996
                                                                --------------------------     ---------------------------
Interest income:

   Interest and fees on loans                                       $15,046      $14,197          $29,525        $28,392
   Interest and dividends on investment securities:
     Taxable                                                          2,796        3,234            5,696          6,355
     Tax-exempt                                                         835          646            1,615          1,257
   Federal funds sold and other                                          38          228              114            447
                                                                    --------------------          ----------------------
                                        Total interest income        18,715       18,305           36,950         36,451

Interest expense:

   Deposits                                                           7,227        7,058           14,248         14,179
   Short-term borrowings                                                192          206              477            390
                                                                    --------------------          ----------------------
                                       Total interest expense         7,419        7,264           14,725         14,569
                                                                    --------------------          ----------------------
                                          Net interest income        11,296       11,041           22,225         21,882
Provision for loan losses                                               400          785            1,100          1,501
                                                                    --------------------          ----------------------
          Net interest income after provision for loan losses        10,896       10,256           21,125         20,381

Other income:
   Service charges and fees                                             984          714            1,864          1,389
   Investment securities losses                                           2         (88)              (36)           (89)
   Other                                                                441          549              934          1,142
                                                                    --------------------          ----------------------
                                           Total other income         1,427        1,175            2,762          2,442

Other expenses:
   Salaries and employee benefits                                     3,114        3,219            6,304          6,581
   Net occupancy expense                                                471          416              925            812
   Equipment expense                                                    594          482            1,128          1,017
   Outside data processing                                              476          661            1,051          1,130
   Advertising                                                          141          104              294            236
   Other                                                              2,125        2,376            3,751          4,550
                                                                    --------------------          ----------------------
                                         Total other expenses         6,921        7,258           13,453         14,326
                                                                    --------------------          ----------------------
                                   Income before income taxes         5,402        4,173           10,434          8,497
Applicable income taxes                                               1,890        1,575            3,680          3,066
                                                                    --------------------          ----------------------
                                                   Net income       $ 3,512      $ 2,598          $ 6,754        $ 5,431
                                                                    ====================          ======================

Net income per common share                                           $0.38        $0.28            $0.73          $0.58
                                                                    ====================          ======================

Dividends per share                                                   $0.18        $0.15            $0.34          $0.30
                                                                    ====================          ======================

Average common shares outstanding                                     9,283        9,296            9,271          9,296
                                                                    ====================          ======================


See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       UNREALIZED
                                                                                       GAIN (LOSS)
                                                                                           ON
                                                                                        AVAILABLE
                                             COMMON   CAPITAL    RETAINED   TREASURY    FOR SALE
                                             STOCK    SURPLUS    EARNINGS     STOCK    SECURITIES    TOTAL
                                           -------------------------------------------------------------------
Balances at December 31, 1996                $9,308    $19,757    $79,876     $(175)        $645    $109,411
Six months ended June 30, 1997:
    Net income                                   --        --       6,754        --           --       6,754
    Cash dividends ($0.34 per share)             --        --      (3,156)       --           --      (3,156)
    Change in unrealized loss on
     available-for-sale securities, net
     of deferred income taxes                    --        --        --          --         (220)       (220)
    Purchase of treasury shares                  --        --        --        (919)          --        (919)
    Exercise of stock options                     1         11       --          --           --          12
                                           -------------------------------------------------------------------
Balances at June 30, 1997                    $9,309    $19,768    $83,474   $(1,094)        $425    $111,882
                                           ===================================================================

Balances at December 31, 1995                $4,653    $19,744    $78,592     $(175)      $1,569    $104,383
   Six months ended June 30, 1996:
     Net income                                  --        --       5,431        --           --       5,431
     Cash dividends declared by pooled
     companies:
       Horizon ($0.15 per share)                 --        --      (1,698)       --           --      (1,698)
       Twentieth ($0.30 per share)               --        --        (540)       --           --        (540)
     Change in unrealized loss
     on available-for-sale securities,
     net of deferred income taxes                --        --        --          --       (2,351)     (2,351)
                                           -------------------------------------------------------------------
Balances at June 30, 1996                    $4,653    $19,744    $81,785     $(175)       $(782)   $105,225
                                           ===================================================================


See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS)

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                           JUNE 30
                                                                               1997                       1996
                                                                           ---------------------------------------
OPERATING ACTIVITIES
Net Income                                                                     $ 6,754                   $ 5,431
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and Amortization                                                 934                       921
     Provision for loan losses                                                   1,100                     1,501
     Loss on sale of investment securities                                          36                        89
     Change in accrued interest receivable and other assets                     (2,343)                   (1,599)
     Change in accrued interest payable and other liabilities                    2,427                       566
                                                                             -------------------------------------
                               Net cash provided by operating activities         8,908                     6,909

INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities                            16,480                     8,268
Proceeds from maturities of available-for-sale securities                       11,744                    15,323
Purchases of available-for-sale securities                                      (6,278)                  (38,943)
Proceeds from maturities of held-to-maturity securities                            390                    14,045
Purchases of held-to-maturity securities                                            --                    (4,669)
Net (increase) decrease in loans                                               (31,135)                    1,447
Purchases of premises and equipment                                               (898)                     (387)
                                                                             -------------------------------------
                               Net cash used in investing activities            (9,697)                   (4,916)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                              3,359                      (127)
Net decrease in short-term borrowings                                             (495)                     (141)
Cash dividends paid                                                             (3,156)                   (2,238)
Purchase of treasury shares                                                       (919)                       --
Exercise of stock options                                                           12                        --
                                                                             -------------------------------------
                               Net cash used in financing activities            (1,199)                   (2,506)
                                                                             -------------------------------------
                               Net decrease in cash and cash equivalents        (1,988)                     (513)
Cash and cash equivalents at beginning of period                                38,958                    39,987
                                                                             -------------------------------------
                               Cash and cash equivalents at end of period      $36,970                   $39,474
                                                                             =====================================



See notes to consolidated financial statements.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
HORIZON BANCORP, INC.
JUNE 30, 1997
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------
NOTE 1.  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared by Horizon Bancorp, Inc. ("Horizon"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

--------------------------------------------------------------------------------
NOTE 2. MERGERS AND ACQUISITIONS
--------------------------------------------------------------------------------

On August 30, 1996, Horizon consummated their merger with Twentieth Bancorp, Inc. ("Twentieth"), in a common stock exchange accounted for under the pooling of interests method of accounting, and accordingly, all prior period financial statements were restated to include Twentieth. Horzion exchanged 1.01 shares of its common stock for each common share of Twentieth.

The following presents the separate results of Horizon and Twentieth for the six months ended June 30, 1996:

                                      SIX MONTHS ENDED JUNE 30, 1996
                              --------------------------------------------
                                HORIZON        TWENTIETH        COMBINED
                              --------------------------------------------
Net interest income                $14,807      $ 7,075           $21,882
Net income                           4,246        1,185             5,431
Earnings per share                   $0.75        $0.66             $0.58


On May 19, 1997, Horizon and Beckley Bancorp, Inc. ("Beckley") entered into an agreement and plan of merger. As a part of the acquisition, Beckley Federal Savings Bank, a wholly owned subsidiary of Beckley will be merged into Bank of Raleigh, a subsidiary of Horizon. The agreement provides for each outstanding share of common stock of Beckley to be acquired for a cash payment of $25.64 per share. The transaction is valued at $16.9 million and will be accounted for using the purchase method of accounting. Accordingly, consolidated financial results in future periods will include the operations of Beckley only from the date of acquisition. The transaction is subject to regulatory approval with an expected closing during the third quarter of 1997.

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

The amortized cost and estimated fair values of investment securities are as follows:

                                                                             JUNE 30, 1997
                                                     ---------------------------------------------------------------
                                                                         GROSS           GROSS         ESTIMATED
                                                       AMORTIZED      UNREALIZED       UNREALIZED        FAIR
                                                          COST           GAINS           LOSSES          VALUE
                                                     ---------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury securities and obligations of U.S.
   government agencies and corporations                  $137,452       $  760             $(322)       $137,890
Obligations of states and political subdivisions           21,276          372               (22)         21,626
Mortgage-backed securities                                 11,565           63              (127)         11,501
Other  securities                                          13,058           57               (70)         13,045
                                                     ---------------------------------------------------------------
                                            Totals       $183,351       $1,252             $(541)       $184,062
                                                     ===============================================================
HELD-TO-MATURITY SECURITIES
Obligations of states and political subdivisions         $ 41,898       $  683             $(127)       $ 42,454
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
                                                     ===============================================================

--------------------------------------------------------------------------------
NOTE 4. ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

A summary of changes in the allowance for loan losses follows:

                                                                                  JUNE 30
                                                                              1997         1996
                                                                        -------------------------
       Balance at beginning of period                                      $ 9,607       $8,522

       Charge-offs                                                          (1,462)      (1,481)
       Recoveries                                                            1,511          605
                                                                        -------------------------
       Net recoveries (charge-offs)                                             49         (876)

       Provision for loan losses                                             1,100        1,501
                                                                        -------------------------
                                             Balance at end of period      $10,756       $9,147
                                                                        =========================

       Allowance for loan losses as a % of total loans                        1.62%        1.48%
       Earnings coverage of net charge-offs                                     NA         6.20X

At June 30, 1997, the recorded investment in loans that are considered to be impaired under FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan," was not significant.

--------------------------------------------------------------------------------
NOTE 5. NEW ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is applicable to Horizon effective January 1, 1997. In October 1996, the FASB agreed to defer the effective date for one year for the following transactions: securities lending, repurchase agreements, dollar rolls, and other similar secured transactions. Statement No. 125 establishes standards for determining whether certain transfers of financial assets should be considered sales of all or part of the assets or as secured borrowings. Statement No. 125 also establishes standards for settlements of liabilities through the transfer of assets to a creditor or obtaining an unconditional release and whether these settlements should prove the debt extinguished. The adoption of this standard is not expected to have a material impact on Horizon's financial statements.


In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" (SFAS No. 128), which simplifies the computation of earings per share and makes such computations more comparable to international accounting standards. Under SFAS No. 128, primary earnings per share will be replaced with "basic" earnings per share and will be computed by dividing net income by average common shares outstanding (exclusive of the impact of common stock equivalents). Fully diluted earnings per share will be renamed "Diluted" and SFAS No. 128 requires that both computations be shown on the face of the income statement with equal prominence, except for entities with simple capital structures, and then only basic earnings per share will be required. SFAS No. 128 is effective for interim and annual financial statements ending after December 15, 1997. Horizon does not expect SFAS No. 128 to have a material impact on its financial statements.

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

INTRODUCTION

Horizon Bancorp, Inc. ("Horizon") is a multi-bank holding company headquartered in Beckley, West Virginia. Horizon engages in commercial banking activities and provides financial and trust services to individuals and commercial customers primarily in Fayette, Greenbrier, Pocahontas, Raleigh, Summers, Cabell, Wayne and Lincoln Counties of West Virginia.

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

RESULTS OF OPERATIONS

Horizon reported consolidated net income for the six months ended June 30, 1997 of $6,754 or $0.73 per share. For the six months ended June 30, 1996, net income was $5,431 or $0.58 per share. Net income for the three months ended June 30, 1997 was $3,512 or $0.38 per share, compared with $2,598 or $0.28 per share for the second quarter of 1996.

Return on average assets (ROA) measures the effectiveness of the utilization of assets to produce net income while return on average equity (ROE) measures income earned compared with the amount of shareholders' investment. For the six months ended June 30, 1997, Horizon's ROA was 1.44%, compared to 1.17% for the six months ended June 30, 1996. For the six months ended June 30, 1997, Horizon's ROE totaled 12.24%, compared to 10.32% for the six months ended June 30, 1996.

NET INTEREST INCOME

Net interest income is Horizon's largest source of earnings. Net interest income is influenced by the volume and relative yield (cost) of earning assets and interest-bearing liabilities and the relative sensitivity of such assets and liabilities to changes in interest rates. Interest income is presented and discussed on a fully tax-equivalent basis.

Net interest income increased $743 or 3.28% from $22,641 in the first six months of 1996 to $23,384 in the first six months of 1997. It is noted that interest income increased $899 or 2.42% while interest expense increased $156 or 1.07%. The increase in interest income resulted from an increase in volume of average interest-earning assets and changes in the mix of earning assets. Average loans, Horizon's highest yielding assets, increased $28,034 or 4.55% in volume during the six months ended June 30, 1997, from the six months ended June 30, 1996. For the six months ended June 30, 1997, average investment securities declined $7,307 or 3.01% from the previous period of 1996. The decline in investment securities was used to fund a portion of the loan growth. In addition, average federal funds sold declined $12,465 or 74.44% during the periods analyzed and was primarily due to Horizon's continued strong loan demand which enables management to quickly utilize these assets to fund loans.

The following table summarizes the composition of average interest-earning assets and average interest-bearing liabilities with the related income or expense and the weighted average yield or cost of funds.

                                                 NET INTEREST MARGIN
                                -------------------------------------------------------
                                       JUNE 30, 1997               JUNE 30, 1996
                                --------------------------------------------------------
                                 AVERAGE    INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/
                                 BALANCE    EXPENSE   COST   BALANCE   EXPENSE   COST
                                --------------------------------------------------------
ASSETS
Interest-earning assets:
   Federal funds sold            $  4,279   $   114    5.3%  $ 16,744  $   447    5.3%

   Investment securities:
     Taxable                      172,213     5,696    6.6    192,917    6,355    6.6
     Tax exempt (1)                62,856     2,486    7.9     49,459    1,934    7.8
                                --------------------------------------------------------
  Total investment securities     235,069     8,182    7.0    242,376    8,289    6.8
   Total loans (1)(2)             643,601    29,813    9.3    615,567   28,474    9.3
                                --------------------------------------------------------
         Total earning assets
          and interest income     882,949    38,109    8.6    874,687   37,210    8.5

Noninterest earning assets:
   Cash and due from banks         28,997                      18,522
   Premises and equipment          16,665                      17,227
   Other assets                    22,262                      30,703
   Less: Allowance for loan
     losses                       (10,114)                     (8,781)
                                -----------                 ----------
                 Total assets    $940,759                    $932,358
                                ===========                 ==========

LIABILITIES & SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
   Demand deposits               $128,168   $ 1,750    2.7%  $116,209  $ 1,736    3.0%
   Savings deposits               174,748     2,638    3.0    198,107    2,949    3.0
   Certificates of deposit        374,412     9,860    5.3    365,526    9,494    5.2
                                --------------------------------------------------------
              Total interest-
             bearing deposits     677,328    14,248    4.2    679,842   14,179    4.2

Short-term borrowings              25,075       477    3.8     21,535      390    3.6
                                --------------------------------------------------------
       Total interest-bearing
         liabilities and
             interest expense     702,403    14,725    4.2    701,377   14,569    4.2
                                           -----------------         -------------------

Noninterest-bearing
liabilities:

   Demand deposits                115,746                     113,517
   Other                           12,278                      12,221
                                ----------                  ----------
            Total liabilities     830,427                     827,115
Shareholders' equity              110,332                     105,243
                                ----------                  ----------
        Total liabilities and
         shareholders' equity    $940,759                    $932,358
                                ==========                  ==========
Net interest income                         $23,384                    $22,641
                                           ==========                 ==========
Spread                                                 4.4%                       4.3%
                                                      ======                     ======
Net interest margin                                    5.3%                       5.2%
                                                      ======                     ======

(1)  Fully taxable equivalent using 35%.

(2)  Nonaccrual loans are included in average balances.

Horizon has been able to manage its net interest margin for the six months ended June 30, 1997, so that it has not been materially impacted by the changes in mix of its earning assets, interest-bearing liabilities, or increases in interest rates. The net interest margin increased 10 basis points from the six months ended June 30, 1996. Average interest-bearing liabilities increased $1,026 or 0.15% from $701,377 at June 30, 1996, to $702,403 at June 30, 1997.
The increase is a result
of an $11,959 or 10.29% increase in interest-bearing demand deposits and an increase of $8,886 or 2.43% in average certificates of deposit coupled with a decrease of $23,359 or 11.79% in regular savings. A notable change in the mix of interest-bearing deposits occurred in 1997 when compared to 1996. These changes are due to the introduction of new products and a more rate sensitive consumer in today's market. Horizon introduced a new demand deposit product in the second quarter of 1997, which is credited with the increase in demand deposits.

ALLOWANCE FOR LOAN LOSSES

At June 30, 1997, the allowance for loan losses as a percentage of total loans was 1.62% and has increased from 1.52% at December 31, 1996. Horizon recovered $929 from two commercial borrowers resulting in net recoveries of $49 for the six months ended June 30, 1997, as compared to net charge-offs of $876 for the six months ended June 30, 1996. The $49 in net recoveries combined with a provision for loan losses of $1,100 for the six months ended June 30, 1997, increased the allowance for loan losses to $10,756 at June 30, 1997, an increase of $1,149 or 11.96% from $9,607 at December 31, 1996.

For the three months ended June 30, 1997, Horizon's provision for loan losses was $400 compared to $785 for the same period in 1996. Management feels the provision is adequate to maintain the allowance at the current level which is supported by Horizon's internal monitoring system.

Nonperforming loans totaled $7,080 at June 30, 1997, and represented a decline of $114 or 1.58% from the $7,194 total at December 31, 1996. The decrease in nonperforming loans was a result of a decline of $604 or 17.43% in nonaccruing loans and a $490 or 13.14% increase in loans ninety days past due and still accruing interest. The decrease in nonaccruing loans was due to the workout of a few commercial credits. Loans ninety days past due and accruing interest increased because of cash flow problems with a large commercial credit. Management believes that established reserves for problem loans are adequate to cover potential loss exposure on these loans.

Other real estate totaled $605 at June 30, 1997, and represented an increase of $171 or 39.40% from $434 at December 31, 1996. Management anticipates no significant difficulty in disposing of other real estate and believes that no significant losses are found in this nonearning asset category.


                                                                      ANALYSIS OF ASSET
                                                                           QUALITY
                                                                -----------------------------
                                                                  JUNE 30      DECEMBER 31
                                                                   1997            1996
                                                                -----------------------------
Nonaccruing loans                                                  $2,862         $3,466
Loans ninety days past due and accruing interest                    4,218          3,728
                                                                -----------------------------
                                    Total nonperforming loans       7,080          7,194
Other real estate owned                                               605            434
                                                                -----------------------------
                                   Total nonperforming assets      $7,685         $7,628
                                                                =============================

Nonperforming loans to total loans                                     1.06%           1.13%
Nonperforming assets to total assets                                   0.80%           0.81%
Allowance for loan losses to nonperforming loans                     151.92%         133.54%

NONINTEREST INCOME

Noninterest income is primarily of a fee nature and includes service charges on deposits, trust department income and a variety of miscellaneous transactions. Noninterest income increased $320 or 13.10% for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996. The increase was primarily due to a $475 or 34.20% rise in service charges and fees which was offset by a $208 or 18.21% decline in other income. Service charges and fees increased due to the introduction of new products and an improved collection percentage. Other income declined during the six months ended June 30, 1997, as compared to the same period in 1996 primarily because of a $89 or 17.15% decline in trust income. The decline in trust income was primarily due to estate settlement fees returning to normal levels in 1997 after an unusual and nonrecurring increase in 1996. Also, insurance commissions decreased $24 for the first six months of 1997 over the same period in 1996 due to a decrease in the company's commission percentage.

Noninterest income increased $252 or 21.45% from a total of $1,175 for the three months ended June 30, 1996, to a total of $1,427 for the three months ended June 30, 1997. The increase included security gains of $2 during the second quarter of 1997 as compared to security losses of $88 during the second quarter of 1996. The previous discussion of the increase in service charges and fees and decline in other income apply equally to the second quarter discussion.

NONINTEREST EXPENSE

Noninterest expense is frequently referred to as overhead, that is, the cost of normal operations. Horizon's noninterest expense for the six months ended June 30, 1997, decreased $873 or 6.09% from the six months ended June 30, 1996. Salaries and employee benefits decreased $277 or 4.21% because of reductions in staff. Net occupancy expense increased $113 or 13.92% primarily due to nonrecurring maintenance and repair items. Equipment expense increased $111 or 10.91% as a result of expenses related to the migration of affiliate banks to Horizon's wide area network and conversion to a more efficient communication software linking the company to its outside data processor. Both projects are scheduled to be completed in the third quarter of 1997 and will enhance customer service at all locations as well as improve the efficiency of internal processes. Outside data processing decreased $79 or 6.99%, due to synergies realized by having all affiliates converted to a single provider as the last conversion was completed late in the first quarter of 1997. Advertising increased $58 or 24.58% because of television advertising related to new products and an increased emphasis on construction lending during 1997. Other expenses declined $799 or 17.56% during the periods discussed. Acquisition related expenses decreased $834 in the first half of 1997 from $860 in the same period of 1996. Excluding these costs, other expenses increased $35 or 0.95%.

Noninterest expenses for the three months ended June 30, 1997 decreased $337 or 4.64% from $7,258 for the three months ended June 30, 1996. Salaries and employee benefits decreased $105 or 3.26% because of reductions in staff. Net occupancy expense increased $55 or 13.22% primarily due to nonrecurring maintenance and repair items. Equipment expense increased $112 or 23.24% for the three months ended June 30, 1997, as a result of the previously discussed technological enhancements. For the three months ended June 30, 1997, outside data processing declined $185 or 27.99% and is reflective of the efficiencies obtained with all banks processing with the same servicer. Advertising increased $37 or 35.58% as a result of increased television advertising during the second quarter of 1997 promoting new products. Other expenses decreased $251 or 10.56% for the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. Acquisition related expenses decreased $434 in the second quarter of 1997 from $460 in the second quarter of 1996. Excluding these costs, other expenses increased $183 or 9.55%, which was due to normal increased in costs of doing business and additional costs associated with the expansion of the indirect lending function.

INCOME TAXES

Income tax expense expressed as a percentage of income before income taxes was 35.27% for the six months ended June 30, 1997, compared to 36.08% for the six months ended June 30, 1996. For the three months ended June 30, 1997, the percentage was 34.99% and compares to 37.74% for the three months ended June 30, 1996. The decrease in the effective tax rate during 1997 compared to 1996 reflects a decrease in nondeductible merger expenses related to potential acquisitions.

BALANCE SHEET ANALYSIS

At June 30, 1997, total assets increased $7,633 or 0.81% from the December 31, 1996 total of $947,068. Investment securities totaled $225,960 at June 30, 1997, and have decreased $22,704 or 9.13% from the December 31, 1996 total of $248,664. The decrease was attributable to loan growth and a strategy employed to fund portions of loan growth through investment security maturities. Total loans increased $31,172 or 4.92% for the six months ended June 30, 1997. The increase was due to favorable economic conditions and management's willingness to increase its market share through lending activities. Net premises and equipment have increased $47 or 0.28% from $16,580 at December 31, 1996, to $16,627 at June 30, 1997. The increase consisted of $898 in net purchases of premises and equipment and $851 in depreciation and amortization charges.

Total deposits at June 30, 1997, were $801,355 and have increased $3,359 or 0.42% from the December 31, 1996 total of $797,996. The increase was a result of an increase of $1,672 or 1.40% in noninterest-bearing deposits and an increase of $1,687 or 0.25% in interest-bearing deposits. At June 30, 1997, short-term borrowings consisted of $8,825 in federal funds purchased and $19,834 in securities sold under agreements to repurchase, which are primarily offered for customer accommodation. Short-term borrowings at June 30, 1997, decreased $495 or 1.70% from the December 31, 1996 total of $29,154.

Shareholders' equity increased $2,471 or 2.26% from the total of $109,411 at December 31, 1996. The increase was due to the retention of earnings, net of the decline in unrealized gain on available-for-sale securities of $220 for the six months ended June 30, 1997, and an increase of $919 in treasury shares purchased.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Horizon's liquidity position is believed to be adequate for the availability of funds for loan growth and deposit withdrawals and to provide for other transaction requirements. Liquidity is provided primarily by investments in cash and cash equivalents and maturities of investments and loans. Horizon's liquidity position is monitored regularly, and management is not aware of any trends, commitments or events that are likely to negatively impact liquidity.

Interest rate risk is measured through a static gap analysis and monitored closely by management. Due to Horizon's stable core deposit base, management has been able to effectively manage interest rate risk without the use of derivative products.

CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity when expressed as a percentage of total assets equaled 11.72% on June 30, 1997, an increase from the 11.55% reported at December 31, 1996. The primary capital ratio, which includes equity plus the allowance for loan losses, was 12.70% on June 30, 1997, a slight increase from the 12.44% reported on December 31, 1996. The Federal regulatory agencies have adopted risk-based capital guidelines, and Horizon continues to be well above the minimum guidelines for all risk-based ratios.

Pertinent capital ratios were:

                                                                                 Minimum Regulatory
                                           June 30, 1997     December 31, 1996      Requirements
                                          --------------------------------------------------------------
Shareholders' Equity/Total Assets              11.72%              11.55%
Primary Capital Ratio                          12.70%              12.44%
Risk-Adjusted Capital
     Total Capital to Risk Weighted Assets     16.20%              17.80%              8.00%
     Tier I to Risk Weighted Assets            17.34%              16.50%              4.00%
     Tier I to Average Assets                  11.83%              11.40%              4.00%


Management is not aware of any trends, events or uncertainties, either favorable or unfavorable, that are likely to have a material effect on Horizon's liquidity, capital resources or results of operations. There are no current recommendations by regulatory authorities that, if implemented, would have a material effect on Horizon.

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

ITEM 4.  SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

        Horizon Bancorp, Inc. held its annual meeting on April 22, 1997, at the Greenbrier in White Sulphur Springs, West Virginia. The following matters were submitted to a vote of the shareholders:

        --Election of twenty-four director nominees to serve until the next Annual Meeting or until their respective successors are elected and qualified was approved with no nominee receiving less than 6,212,242 votes.

        --Appointment of Ernst & Young LLP as Horizon's independent public accountants for 1997 was ratified by a vote of 6,230,907 affirmative to 38,099 negative.

        --A proposal to amend the Horizon Incentive Stock Option Plan was approved by a vote of 6,032,866 affirmative to 189,968 negative.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

      11.  Statement of Computation of Earnings per Share

      27.  Financial Data Schedule

B.  Reports on Form 8-K

      99.1 Report on Form 8-K dated May 29, 1997, announcing the signing of a letter of itent with Beckley Bancorp, Inc.

      99.2 Report on Form 8-K dated June 13, 1997, announcing the signing of a definitive agreement with Beckley Bancorp, Inc.

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

                                                 HORIZON BANCORP, INC.
                                                 ---------------------
                                                 (Registrant)

Date: August 14, 1997                            /s/ Frank S. Harkins, Jr.
                                                 -------------------------
                                                 Frank S. Harkins, Jr.
                                                 Chairman of the Board

Date: August 14, 1997                            /s/ C. Duane Blankenship
                                                 -------------------------
                                                 C. Duane Blankenship
                                                 Chief Financial Officer