Form 10-Q
period 1997-09-30
HORIZON BANCORP INC /WV/
filed 1997-11-14
CIK 730025

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended SEPTEMBER 30, 1997   Commission File Number: 0-11672
                           ------------------                           -------

                             HORIZON BANCORP, INC.
                             ---------------------

             (Exact name of registrant as specified in its charter)


                  WEST VIRGINIA                                             55-0631939
---------------------------------------------------            ------------------------------------
 (State or other jurisdiction of incorporation or              (I.R.S. Employer Identification No.)
                  organization)

                BOX D, BECKLEY, WV                                          25802-2803
---------------------------------------------------            ------------------------------------
     (Address of principal executive offices)                              (Zip Code)

                                (304) 255-7000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes X     No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


COMMON STOCK, $1.00 PAR VALUE                           9,208,813
-----------------------------                           ---------
            Class                            Outstanding at October 31, 1997

                             HORIZON BANCORP, INC.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements:
           Consolidated Balance Sheets
                 September 30, 1997 and December 31, 1996
           Consolidated Statements of Income
                 For the Three and Nine Months Ended September 30, 1997 and 1996 Consolidated Statements of Shareholders' Equity
                 For the Nine Months Ended September 30, 1997 and 1996 Consolidated Statements of Cash Flows
                 For the Nine Months Ended September 30, 1997 and 1996
           Notes to Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings

  Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT 11

      Computation of Earnings Per Share

EXHIBIT 27

      Financial Data Schedule

                             HORIZON BANCORP, INC.

                                     PART I

                             FINANCIAL INFORMATION



Horizon Bancorp, Inc. and Subsidiaries' consolidated statements of income, changes in shareholders' equity, and cash flows for the nine months ended September 30, 1996, have been restated to reflect the merger of Twentieth Bancorp, Inc. on August 30, 1996, accounted for under the pooling of interests method of accounting.

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

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                       SEPTEMBER 30    DECEMBER 31
                                                                                           1997           1996
                                                                                     --------------------------------
ASSETS
Cash and due from banks                                                                $   32,724       $  36,503
Federal funds sold                                                                            150           2,455
                                                                                     --------------------------------
                                                         Cash and cash equivalents         32,874          38,958
Investment securities:
   Available-for-sale, at fair value                                                      205,762         205,923
   Held-to-maturity, at cost (approximate fair value of $42,667 at
     September 30, 1997 and $43,354 at December 31, 1996)                                  41,613          42,741
Loans:
   Total loans                                                                            706,593         633,984
   Less:  Allowance for loan losses                                                       (10,857)         (9,607)
                                                                                     --------------------------------
                                                                         Net loans        695,736         624,377
Premises and equipment, net                                                                17,128          16,580
Accrued interest receivable and other assets                                               25,982          18,489
                                                                                     --------------------------------
                                                                      Total assets     $1,019,095        $947,068
                                                                                     ================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest bearing                                                                $  116,968       $ 119,831
   Interest bearing                                                                       711,521         678,165
                                                                                     --------------------------------
                                                                    Total deposits        828,489         797,996
Short-term borrowings                                                                      62,997          29,154
Accrued interest payable and other liabilities                                             14,857          10,507
                                                                                     --------------------------------
                                                                 Total liabilities        906,343         837,657
Shareholders' equity:
   Common stock, $1 par value; 20,000 shares authorized and 9,309 shares issued, including 100 shares in treasury at September 30, 1997; 20,000 authorized
     and 9,308 issued, including 11 shares in treasury at December 31, 1996                 9,309           9,308
   Capital surplus                                                                         19,768          19,757
   Retained earnings                                                                       85,427          79,876
   Treasury stock                                                                          (2,759)           (175)
   Unrealized gain on available-for-sale securities                                         1,007             645
                                                                                     --------------------------------
                                                        Total shareholders' equity        112,752         109,411
                                                                                     --------------------------------
                                        Total liabilities and shareholders' equity     $1,019,095        $947,068
                                                                                     ================================


See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30                   SEPTEMBER 30
                                                                    1997          1996             1997           1996
                                                                ----------------------------  ------------------------------
Interest income:
   Interest and fees on loans                                       $16,029      $14,535          $45,180        $42,927
   Interest and dividends on investment securities:
     Taxable                                                          2,613        3,091            8,254          9,170
     Tax-exempt                                                         798          698            2,413          1,955
   Federal funds sold and other                                          76          196              145            643
                                                                ----------------------------  ------------------------------
                                        Total interest income        19,516       18,520           55,992         54,695

Interest expense:
   Deposits                                                           7,422        7,023           21,615         20,926
   Short-term borrowings                                                428          238              860            628
                                                                ----------------------------  ------------------------------
                                       Total interest expense         7,850        7,261           22,475         21,554
                                                                ----------------------------  ------------------------------
                                          Net interest income        11,666       11,259           33,517         33,141
Provision for loan losses                                               409          727            1,509          2,228
                                                                ----------------------------  ------------------------------
          Net interest income after provision for loan losses        11,257       10,532           32,008         30,913

Other income:
   Service charges and fees                                           1,033          835            2,897          2,224
   Investment securities gains (losses)                                   4          --               (32)           (89)
   Other                                                                483          308            1,417          1,450
                                                                ----------------------------  ------------------------------
                                           Total other income         1,520        1,143            4,282          3,585

Other expenses:
   Salaries and employee benefits                                     3,293        3,196            9,597          9,839
   Net occupancy expense                                                428          393            1,353          1,205
   Equipment expense                                                    630          470            1,758          1,487
   Outside data processing                                              511          433            1,562          1,563
   Advertising                                                           85          161              379            397
   Other                                                              2,395        2,737            5,772          7,225
                                                                ----------------------------  ------------------------------
                                         Total other expenses         7,342        7,390           20,421         21,716
                                                                ----------------------------  ------------------------------
                                   Income before income taxes         5,435        4,285           15,869         12,782
Applicable income taxes                                               1,908        1,534            5,588          4,600
                                                                ----------------------------  ------------------------------
                                                   Net income         3,527     $  2,751         $ 10,281        $ 8,182
                                                                ============================  ==============================
Net income per common share                                           $0.38        $0.30            $1.11          $0.88
                                                                ============================  ==============================

Dividends per share                                                   $0.17        $0.15            $0.51          $0.45
                                                                ============================  ==============================

Average common shares outstanding                                     9,246        9,296            9,270          9,296
                                                                ============================  ==============================



See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                       UNREALIZED
                                                                                       GAIN (LOSS)
                                                                                           ON
                                                                                        AVAILABLE
                                             COMMON   CAPITAL    RETAINED   TREASURY    FOR SALE
                                             STOCK    SURPLUS    EARNINGS     STOCK    SECURITIES    TOTAL
                                           -------------------------------------------------------------------
Balances at December 31, 1996                $9,308    $19,757    $79,876     $(175)        $645    $109,411
Nine months ended September 30, 1997:
    Net income                                   --        --      10,281        --           --      10,281
    Cash dividends ($0.51 per share)             --        --      (4,730)       --           --      (4,730)
    Change in unrealized gain on
     available-for-sale securities, net
     of deferred income taxes                    --        --        --          --          362         362
    Purchase of treasury shares                  --        --        --      (2,584)          --      (2,584)
    Exercise of stock options                     1         11       --          --           --          12
                                           -------------------------------------------------------------------
Balances at September 30, 1997               $9,309    $19,768    $85,427   $(2,759)      $1,007    $112,752
                                           ===================================================================



Balances at December 31, 1995                $4,653    $19,744    $78,592     $(175)      $1,569    $104,383
   Nine months ended September 30, 1996:
     Net income                                  --        --       8,182        --           --       8,182
     Cash dividends declared by pooled
     companies:
       Horizon ($0.45 per share)                 --        --      (3,092)       --           --      (3,092)
       Twentieth ($0.30 per share)               --        --       (540)        --           --       (540)
      Redemption of fractional shares
     in pooling                                  --        (6)       --          --         --           (6)
     Change in unrealized loss on
     available-for-sale securities, net
     of deferred income taxes                    --        --        --          --       (1,708)     (1,708)
                                           -------------------------------------------------------------------
Balances at September 30, 1996               $4,653    $19,738    $83,142     $(175)     $  (139)   $107,219
                                           ===================================================================





See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS)


                                                                                  FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                               1997                       1996
                                                                           -----------------------------------------
OPERATING ACTIVITIES
Net Income                                                                   $  10,281                  $  8,182
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and Amortization                                               1,460                     1,343
     Provision for loan losses                                                   1,509                     2,228
     Loss on sale of investment securities                                          32                        89
     Change in accrued interest receivable and other assets                     (2,596)                   (4,105)
     Change in accrued interest payable and other liabilities                    2,554                     1,139
                                                                           -----------------------------------------
                               Net cash provided by operating activities        13,240                     8,876

INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities                            18,057                     9,671
Proceeds from maturities of available-for-sale securities                       15,266                    20,733
Purchases of available-for-sale securities                                     (12,390)                  (41,960)
Proceeds from maturities of held-to-maturity securities                          1,188                    14,149
Purchases of held-to-maturity securities                                          (300)                   (4,669)
Purchase of subsidiary, net of cash acquired                                   (13,419)                       --
Net increase in loans                                                          (51,781)                  (10,047)
Purchases of premises and equipment                                             (1,154)                     (584)
                                                                           -----------------------------------------
                                   Net cash used in investing activities       (44,533)                  (12,707)

FINANCING ACTIVITIES
Net (decrease) increase in deposits                                             (1,332)                    2,731
Net increase in short-term borrowings                                           33,843                     6,372
Cash dividends paid                                                             (4,730)                   (3,632)
Purchase of treasury shares                                                     (2,584)                       --
Exercise of stock options                                                           12                        --
Other                                                                               --                        (6)
                                                                           -----------------------------------------
                               Net cash provided by financing activities        25,209                     5,465
                                                                           -----------------------------------------
                    Net (decrease) increase in cash and cash equivalents        (6,084)                    1,634
Cash and cash equivalents at beginning of period                                38,958                    39,987
                                                                           -----------------------------------------
                              Cash and cash equivalents at end of period       $32,874                   $41,621
                                                                           =========================================





See notes to consolidated financial statements.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

HORIZON BANCORP, INC.
SEPTEMBER 30, 1997
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------
NOTE 1.  BASIS OF PRESENTATION
-------------------------------------------------------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared by Horizon Bancorp, Inc. ("Horizon"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

-------------------------------------------------------------------------------
NOTE 2. MERGERS AND ACQUISITIONS
-------------------------------------------------------------------------------

On August 30, 1996, Horizon consummated their merger with Twentieth Bancorp, Inc. ("Twentieth"), in a common stock exchange accounted for under the pooling of interests method of accounting, and accordingly, all prior period financial statements were restated to include Twentieth as though Horizon and Twentieth had always been combined.

On September 30, 1997, Horizon consummated its acquisition of Beckley Bancorp, Inc. ("Beckley") for $15,553 million in cash. The acquisition was accounted for as a purchase transaction. The excess of the purchase price over the fair market value of the net assets (i.e. goodwill) of Beckley approximated $6.0 million and is being amortized over a period of 15 years. As of the acquisition date, Beckley reported total assets of $48,312. The acquisition is not significant and accordingly, no proforma financial information has been included.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

HORIZON BANCORP, INC.
SEPTEMBER 30, 1997
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------
NOTE 3. INVESTMENT SECURITIES
-------------------------------------------------------------------------

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

The amortized cost and estimated fair values of investment securities are as follows:


                                                                                       SEPTEMBER 30, 1997
                                                                ---------------------------------------------------------------
                                                                                       GROSS            GROSS        ESTIMATED
                                                                     AMORTIZED       UNREALIZED       UNREALIZED       FAIR
                                                                       COST            GAINS            LOSSES         VALUE
                                                                ---------------------------------------------------------------

AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury securities and obligations of U.S.
  government agencies and corporations
Obligations of states and political subdivisions                      $ 140,846      $  1,135       $    (112)        $141,869
Mortgage-backed securities                                               20,771           615              (3)          21,383
Other  securities                                                        28,142            66             (93)          28,115
                                                                         14,339            92             (36)          14,395
                                                                ---------------------------------------------------------------
                                                      Totals          $ 204,098      $  1,908       $    (244)        $205,762
HELD-TO-MATURITY SECURITIES                                     ===============================================================
Obligations of states and political subdivisions
                                                                      $  41,613      $  1,080       $     (26)        $ 42,667
                                                                ===============================================================

                                                                                        DECEMBER 31, 1996
                                                                ---------------------------------------------------------------
                                                                                       GROSS           GROSS         ESTIMATED
                                                                     AMORTIZED      UNREALIZED       UNREALIZED        FAIR
                                                                        COST           GAINS           LOSSES          VALUE
                                                                ---------------------------------------------------------------

AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury securities and obligations of U.S.
  government agencies and corporations
Obligations of states and political subdivisions                     $  154,053      $  1,140       $    (354)      $  154,839
Mortgage-backed securities                                               21,121           345             (23)          21,443
Other securities                                                         15,219            63            (135)          15,147
                                                                         14,441            91             (38)          14,494
                                                                ---------------------------------------------------------------
                                                      Totals         $  204,834      $  1,639       $    (550)      $  205,923
HELD-TO-MATURITY SECURITIES                                     ===============================================================
Obligations of states and political subdivisions
                                                                     $   42,741      $    756       $    (143)      $   43,354
                                                                ===============================================================

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

HORIZON BANCORP, INC.
SEPTEMBER 30, 1997
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------
NOTE 4. ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

A summary of changes in the allowance for loan losses follows:

                                                                              SEPTEMBER 30
                                                                              1997         1996
                                                                        -------------------------
       Balance at beginning of period                                     $  9,607       $8,522

       Charge-offs                                                          (2,316)      (2,267)
       Recoveries                                                            1,748          904
                                                                        -------------------------
       Net charge-offs                                                        (568)      (1,363)

       Provision for loan losses                                             1,509        2,228
                                                                        -------------------------
                                                                          $ 10,548       $9,387
       Balance of acquired institution                                         309         --
                                                                        -------------------------
       Balance at end of period                                           $ 10,857       $9,387
                                                                          ========       ======
       Allowance for loan losses as a % of total loans                      1.54%       1.49%
       Earnings coverage of net charge-offs                                18.10X       6.00X


At September 30, 1997, the recorded investment in loans that are considered to be impaired was not significant.

--------------------------------------------------------------------------------
NOTE 5. NEW ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

During 1997, the FASB issued several new accounting pronouncements which will become effective in 1998. These pronouncements include SFAS No. 129, "Disclosure of Information about Capital Structure"; SFAS No. 130, "Reporting Comprehensive Income"; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is in the process of fully evaluating these new pronouncements and expects to adopt them in 1998 in accordance with the requirements. Such adoption is not expected to have a significant impact on the financial position or results of operations of the Company.

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" (SFAS No. 128), which simplifies the computation of earnings per share and makes such computations more comparable to international accounting standards. Under SFAS No. 128, primary earnings per share will be replaced with "basic" earnings per share and will be computed by dividing net income by average common shares outstanding (exclusive of the impact of common stock equivalents). Fully diluted earnings per share will be renamed "Diluted" and SFAS No. 128 requires that both computations be shown on the face of the income statement with equal prominence. SFAS No. 128 is effective for interim and annual financial statements ending after December 15, 1997. Horizon does not expect SFAS No. 128 to have a material impact on its financial statements.

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which is applicable to Horizon effective January 1, 1997. In October 1996, the FASB agreed to defer the effective date for one year for the following transactions: securities lending, repurchase agreements, dollar rolls, and other similar secured transactions. Statement No. 125 establishes standards for determining whether certain transfers of financial assets should be considered sales of all or part of the assets or as secured borrowings. Statement No. 125 also establishes standards for settlements of liabilities through the transfer of assets to a creditor or obtaining an unconditional release and whether these settlements should prove the debt extinguished. The adoption of this standard is not expected to have a material impact on Horizon's financial statements.

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

RESULTS OF OPERATIONS

Horizon reported consolidated net income for the nine months ended September 30, 1997 of $10,281 or $1.11 per share. For the nine months ended September 30, 1996, net income was $8,182 or $0.88 per share. Net income for the three months ended September 30, 1997 was $3,527 or $0.38 per share, compared with $2,751 or $0.30 per share for the second quarter of 1996.

Return on average assets (ROA) measures the effectiveness of the utilization of assets to produce net income while return on average equity (ROE) measures income earned compared with the amount of shareholders' investment. For the nine months ended September 30, 1997, Horizon's ROA was 1.44%, compared to 1.17% for the nine months ended September 30, 1996. For the nine months ended September 30, 1997, Horizon's ROE totaled 12.33%, compared to 10.30% for the nine months ended September 30, 1996.

NET INTEREST INCOME

Net interest income is Horizon's largest source of earnings. Net interest income is influenced by the volume and relative yield of earning assets, cost of interest-bearing liabilities, and the relative sensitivity of such assets and liabilities to changes in interest rates. Net interest income is presented and discussed on a fully tax-equivalent basis in the following discussion.

Net interest income increased $269 or 0.78% from $34,659 in the first nine months of 1996 to $34,928 in the first nine months of 1997. It is noted that interest income increased $1,484 or 2.71% while interest expense increased $966 or 4.48%. The increase in interest income resulted from an increase in volume and changes in the mix of earning assets. Average loans, Horizon's highest yielding assets, increased $35,167 or 5.69% during the nine months ended September 30, 1997, from the nine months ended September 30, 1996. For the nine months ended September 30, 1997, average investment securities declined $7,100 or 2.91% from the previous period of 1996. The decline in investment securities were used to fund a portion of the loan growth. In addition, average federal funds sold declined $12,429 or 77.93% during the periods analyzed primarily due to Horizon's continued strong loan demand. The liquidity of federal funds allows management to quickly utilize these assets to fund loans.

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

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                                               NET INTEREST MARGIN
                                --------------------------------------------------------
                                     SEPTEMBER 30, 1997         SEPTEMBER 30, 1996
                                --------------------------------------------------------
                                 AVERAGE    INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/
                                 BALANCE    EXPENSE   COST   BALANCE   EXPENSE   COST
                                --------------------------------------------------------
ASSETS
Interest-earning assets:
   Federal funds sold            $  3,520 $     145    5.5%  $ 15,949  $   643    5.4%
   Investment securities:
     Taxable                      173,892     8,254    6.3    192,317    9,170    6.4
     Tax exempt (1)                62,691     3,680    7.8     51,366    3,258    8.5
                                --------------------------------------------------------
  Total investment securities     236,583    11,934    6.7    243,683   12,428    6.8

   Total loans (1)(2)             653,099    45,227    9.2    617,932   43,142    9.3
                                --------------------------------------------------------
         Total earning assets
          and interest income     893,202    57,306    8.6    877,564   56,213    8.5

Noninterest earning assets:
   Cash and due from banks         28,569                      29,904
   Premises and equipment          16,628                      16,945
   Other assets                    22,717                      19,254
   Less: Allowance for loan
     losses                       (10,260)                     (8,977)
                                 ---------                   --------
                 Total assets    $950,856                    $934,690
                                 ========                    ========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Demand deposits               $134,732 $   2,602    2.6%  $127,485$   2,427    2.5%
   Savings deposits               172,409     3,943    3.0    185,969    4,221    3.0
   Certificates of deposit        377,232    15,070    5.3    366,466   14,278    5.2
                                --------------------------------------------------------
              Total interest-
             bearing deposits     684,373    21,615    4.2    679,920   20,926    4.1

Short-term borrowings              28,054       860    4.1     22,365      628    3.7
                                --------------------------------------------------------
       Total interest-bearing
     liabilities and interests
                       expense    712,427    22,475    4.2    702,285   21,554    4.1
                                          -------------------        -------------------
Noninterest-bearing
liabilities:
   Demand deposits                114,227                     114,343
   Other                           13,023                      12,159
                                 --------                    --------
            Total liabilities     839,677                     828,787
Shareholders' equity              111,179                     105,903
                                 --------                    --------
        Total liabilities and
         shareholders' equity    $950,856                    $934,690
                                 ========                    ========
Net interest income                         $34,831                   $ 34,659
                                            =======                   ========
Spread                                                 4.4%                       4.4%
                                                       ====                       ====
Net interest margin                                    5.2%                       5.3%
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

--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Horizon has been able to manage its net interest margin for the nine months ended September 30, 1997, so that it has not been materially impacted by the changes in mix of its earning assets, interest-bearing liabilities, or increases in interest rates. The net interest margin has decreased 10 basis points when compared to the nine months ended September 30, 1996. Average interest-bearing liabilities increased $10,142 or 1.44% from $702,285 at September 30, 1996, to $712,427 at September 30, 1997. The increase is a result of an $7,247 or 5.68% increase in interest-bearing demand deposits and an increase of $10,766 or 2.94% in average certificates of deposit coupled with a decrease of $13,560 or 7.29% in regular savings. A notable change in the mix of interest-bearing deposits occurred in 1997 when compared to 1996. These changes are due to the introduction of new products and a more rate sensitive consumer in today's market. Horizon introduced a new demand deposit product in the second quarter of 1997, which is credited with the increase in demand deposits. Short-term borrowings increased $5,689 or 25.44% due to management's efforts in developing relationships with commercial customers using the repurchase agreement or sweep product.

ALLOWANCE FOR LOAN LOSSES

At September 30, 1997, the allowance for loan losses as a percentage of total loans was 1.54% and has increased from 1.52% at December 31, 1996. Horizon recovered $929 from two commercial borrowers which reduced net charge-offs to $568 for the nine months ended September 30, 1997, as compared to net charge-offs of $1,363 for the nine months ended September 30, 1996. The $568 in net charge-offs combined with a provision for loan losses of $1,509 for the nine months ended September 30, 1997, increased the allowance for loan losses to $10,857 at September 30, 1997, an increase of $1,250 or 13.01% from $9,607 at December 31, 1996.

For the three months ended September 30, 1997, Horizon's provision for loan losses was $409 compared to $727 for the same period in 1996. Management feels the provision is adequate to maintain the allowance at the current level which is supported by Horizon's internal monitoring system.

Nonperforming loans totaled $10,451 at September 30, 1997, and represented an increase of $3,257 or 45.27% from the $7,194 total at December 31, 1996. The increase in nonperforming loans was a result of a decline of $457 or 13.19% in nonaccruing loans and a $3,714 or 99.62% increase in loans ninety days past due and still accruing interest. The increase in loans ninety days past due include $2,500 from a single commercial borrower who ceased making payments due to its inability to obtain additional funds for capital improvements. The federal bankruptcy court has accepted a written offer from a third party to purchase the facility of the borrower that will payoff the principal balance. The transaction is expected to close prior to year end. Excluding this loan, nonperforming loans would total $7,951 compared to the $7,194 at December 31, 1996. Management believes that established reserves for problem loans are adequate to cover potential loss exposure on these loans.

Other real estate totaled $712 at September 30, 1997, and represented an increase of $278 or 64.06% from $434 at December 31, 1996. Management anticipates no significant difficulty in disposing of other real estate and believes that no significant losses exist in this nonearning asset category.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                  ANALYSIS OF ASSET QUALITY
                                                                -------------------------------
                                                                  SEPTEMBER 30   DECEMBER 31
                                                                      1997           1996
                                                                -------------------------------
Nonaccruing loans                                                  $3,009            $3,466
Loans ninety days past due and accruing interest                    7,442             3,728
                                                                -------------------------------
   Total nonperforming loans                                       10,451             7,194
Other real estate owned                                               712               434
                                                                -------------------------------
   Total nonperforming assets                                     $11,163            $7,628
                                                                -------------------------------

Nonperforming loans to total loans                                         1.48%         1.13%
Nonperforming assets to total assets                                       1.10%         0.81%
Allowance for loan losses to nonperforming loans                         103.88%       133.54%

NONINTEREST INCOME

Noninterest income is primarily of a fee nature and includes service charges on deposits, trust department income and a variety of miscellaneous transactions. Total noninterest income increased $697 or 19.44% for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. The increase was primarily due to a $673 or 30.26% rise in service charges and fees. Service charges and fees increased due to the introduction of new products and an improved collection percentage. Other income declined during the nine months ended September 30, 1997, as compared to the same period in 1996 because of a $66 or 9.16% decline in trust income. The decline in trust income was primarily due to estate settlement fees returning to normal levels in 1997 after an unusual increase in 1996.

Noninterest income increased $377 or 32.98% from a total of $1,143 for the three months ended September 30, 1996, to a total of $1,520 for the three months ended September 30, 1997. The previous discussion of the increase in service charges and fees and decline in other income applies to the third quarter discussion.

NONINTEREST EXPENSE

Noninterest expense is frequently referred to as overhead, that is, the cost of normal operations. Horizon's noninterest expense for the nine months ended September 30, 1997, decreased $1,295 or 5.96% from the nine months ended September 30, 1996. Salaries and employee benefits decreased $242 or 2.46% because of nonrecurring displacement costs in 1996. Net occupancy expense increased $148 or 12.28% primarily due to nonrecurring maintenance and repair items. Equipment expense increased $271 or 18.22% as a result of expenses related to the migration of affiliate banks to Horizon's wide area network and conversion to a more efficient communication software linking the company to its outside data processor. Both projects were completed in the third quarter of 1997 and will enhance future earnings by improving customer service at all locations as well as improving the efficiency of internal processes. Other expenses declined $1,311 or 18.15% during the periods discussed. Acquisition related expenses included in other expenses decreased by $1,062 in the first nine months of 1997 from $1,159 in the same period of 1996. Excluding these costs, other expenses decreased $391 or 6.45%.

Noninterest expenses for the three months ended September 30, 1997 decreased $48 or .65% from $7,390 for the three months ended September 30, 1996. Salaries and employee benefits increased $97 or 3.04% because of merit pay increases. Net occupancy expense increased $35 or 8.91% primarily due to an increase in maintenance and repair items. Equipment expense increased $160 or 34.04% for the three months ended September 30, 1997, as a result of the previously

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

discussed technological enhancements. For the three months ended September 30, 1997, outside data processing increased $78 or 18.01% and is reflective of higher number of accounts processed and the addition of new services. Advertising decreased $76 or 47.20% as a result of decreased media advertising during the third quarter of 1997. Other expenses decreased $342 or 12.50% for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996. Excluding acquisition related expenses, other expenses decreased $51 or 2.14%.

INCOME TAXES

Income tax expense expressed as a percentage of income before income taxes was 35.21% for the nine months ended September 30, 1997, compared to 35.99% for the nine months ended September 30, 1996. For the three months ended September 30, 1997, the percentage was 35.11% and compares to 35.80% for the three months ended September 30, 1996. The decrease in the effective tax rate during 1997 compared to 1996 reflects a decrease in nondeductible merger expenses and an increase in tax-exempt interest income.

BALANCE SHEET ANALYSIS

At September 30, 1997, total assets increased $72,027 or 7.61% from the December 31, 1996 total of $947,068. Investment securities totaled $247,375 at September 30, 1997, and have decreased $1,289 or 0.52% from the December 31, 1996 total of $248,664. The decrease was attributable to loan growth and a strategy employed to fund portions of loan growth through investment security maturities. Total loans increased $72,609 or 11.45% for the nine months ended September 30, 1997. The increase was a result of the acquisition of Beckley loans totaling $21,410, favorable economic conditions, and management's willingness to increase its market share through lending activities. Net premises and equipment have increased $548 or 3.31% from $16,580 at December 31, 1996, to $17,128 at
September 30, 1997. The increase consisted of $1,849 in purchases of premises and equipment, $695 acquired from Beckley, and $1,301 in depreciation charges.

Total deposits at September 30, 1997, were $828,489 and have increased $30,493 or 3.82% from the December 31, 1996 total of $797,996. The acquisition of Beckley added $31,824 in total deposits. Excluding Beckley, noninterest-bearing deposits decreased $8,408 or 7.02% and interest-bearing deposits increased $7,077 or 1.04%. Short-term borrowings at September 30, 1997, increased $33,843 or 116.08% from the December 31, 1996 total of $29,154. Short-term borrowings consisted of $7,749 in federal funds purchased, $15,553 payable to shareholders of Beckley related to the acquisition, and $39,695 in securities sold under agreements to repurchase, which are primarily offered for customer accommodation.

Shareholders' equity increased $3,341 or 3.05% from the total of $109,411 at December 31, 1996. The increase was due to the retention of earnings of $5,551 (net of dividends paid) and the increase in unrealized gain on available-for-sale securities of $362 for the nine months ended September 30, 1997, net of an increase of $2,584 in treasury shares purchased.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Horizon's liquidity position is believed to be adequate for the availability of funds for loan growth and deposit withdrawals and to provide for other transaction requirements. Liquidity is provided primarily by investments in cash and cash equivalents and maturities of investments and loans.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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



CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity when expressed as a percentage of total assets equaled 11.06% on September 30, 1997, a decrease from the 11.55% reported at December 31, 1996. The primary capital ratio, which includes equity plus the allowance for loan losses, was 12.00% on September 30, 1997, a decrease from the 12.44% reported on December 31, 1996. The Federal regulatory agencies have adopted risk-based capital guidelines, and Horizon continues to be well above the minimum guidelines for all risk-based ratios.



Pertinent capital ratios were:

                                                                                                  Minimum Regulatory
                                              September 30, 1997        December 31, 1996            Requirements
                                          -------------------------------------------------------------------------------
Shareholders' Equity/Total Assets                   11.06%                    11.55%
Primary Capital Ratio                               12.00%                    12.44%
Risk-Adjusted Capital
     Total Capital to Risk Weighted Assets          14.56%                    17.80%                    8.00%
     Tier I to Risk Weighted Assets                 15.71%                    16.50%                    4.00%
     Tier I to Average Assets                       11.18%                    11.40%                    4.00%


Management is not aware of any trends, events or uncertainties, either favorable or unfavorable, that are likely to have a material effect on Horizon's liquidity, capital resources or results of operations. There are no current recommendations by regulatory authorities that, if implemented, would have a material effect on Horizon.

--------------------------------------------------------------------------------


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

         None

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


                                                    HORIZON BANCORP, INC.
                                                    ---------------------
                                                    (Registrant)




Date: November 14, 1997                             /s/Frank S. Harkins, Jr.
                                                    ------------------------
                                                    Frank S. Harkins, Jr.
                                                    Chairman of the Board



Date: November 14, 1997                             /s/C. Duane Blankenship
                                                    ------------------------
                                                    C. Duane Blankenship
                                                    Chief Financial Officer