Form 10-K
period 1997-12-31
HORIZON BANCORP INC /WV/
filed 1998-03-30
CIK 730025

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from               to
                               -------------    --------------
Commission file number 0-11672

                              HORIZON BANCORP, INC.
             (Exact name of registrant as specified in its charter)

       West Virginia                                 55-0631939
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

     One Park Avenue, Beckley, WV                     25802-2803
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

     As of March 5, 1998, there were 8,194,482 shares of Horizon Bancorp, Inc. $1 par value common stock held by non-affiliates with an aggregate market value of $237,639,980 based upon closing price on that day.

     As of March 5, 1998, there were 9,165,314 shares of Horizon Bancorp, Inc. $1 par value common stock outstanding.
================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                      INCORPORATED INTO
                                                                      -----------------
 (1) Portions of the Annual Report to Shareholders for
 the year ended December 31, 1997 (hereinafter the "1997
 Annual Report")....................................................    Parts I & II
 (2) Portions of the Definitive Proxy Statement for Annual Meeting
 of Shareholders to be held April 29, 1998, to be filed with the
 Securities Exchange Commission (the "Commission") .................    Part III

                              HORIZON BANCORP, INC.
                                 FORM 10K INDEX

                                                                                   PAGE
                                                                                   ----
Part I        Item 1   Business                                                      1
              Item 2   Properties                                                    5
              Item 3   Legal Proceedings                                             5
              Item 4   Submission of Matters to a Vote of Security Holders           5

Part II       Item 5   Market for the Registrant's Common Stock and Related
                       Shareholder
                       Matters                                                       6
              Item 6   Selected Financial Data                                       6
              Item 7   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                           6
              Item 8   Financial Statements and Supplementary Data                   6
              Item 9   Changes in and Disagreements with Accountants on
                       Accounting and  Financial Disclosure                          6

Part III      Item 10  Directors and Executive Officers of the Registrant            6
              Item 11  Executive Compensation                                        6
              Item 12  Security Ownership of Certain Beneficial Owners and
                       Management                                                    6
              Item 13  Certain Relationships and Related Transactions                6

Part IV       Item 14  Exhibits, Financial Statement Schedules and Reports
                       on Form 8-K                                                   7

Signatures......................................................................     8

Index to Exhibits                                                                    9

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

    At December 31, 1997, Horizon had consolidated assets of $1,020,281,000 deposits of $841,307,000, and shareholders' equity of $114,022,000.

    Raleigh was originally chartered in 1899 as a state banking corporation with the name "Bank of Raleigh." It has conducted banking operations in Beckley, West Virginia, continuously since that time. In 1957, Beckley Industrial Savings and Loan Company merged into Raleigh, with Raleigh surviving the merger. Crossroads National Bank, Bradley, West Virginia, merged with and into Raleigh during 1988, and Crossroads' former office is operated as a branch of Raleigh. During 1997, Beckley Bancorp, Inc. was merged with and into Raleigh, with one of its two former branches still in operation as a branch of Raleigh.

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

FUTURE ACQUISITIONS AND EXPANSIONS

In the fourth quarter of 1997, Horizon announced that it had entered into a non-binding letter of intent for the acquisition of Bank of Mingo (Mingo) through a merger of Mingo into Horizon. Mingo operates three banking offices in West Virginia with total assets of $66.3 million at December 31, 1997. The transaction is subject to approval by the appropriate regulatory authorities and the shareholders of Mingo with an expected closing during the second quarter of 1998. The acquisition will be accounted for under the purchase method of accounting. To date, no definitive merger agreement has been entered into and no assurance can be given that the transaction will ultimately be consummated.

Horizon regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and in some cases negotiations may take place and future acquisitions involving cash, debt, or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values and therefore, some dilution of Horizon's book value and net income per common share may occur in connection with any future acquisitions.

EMPLOYEES

    At the close of 1997, Horizon had 419 full-time equivalent employees.

COMPETITION

    Raleigh's primary market area is generally defined as Raleigh County, West Virginia. At June 30, 1997, there were eight financial institutions and one savings bank operating in Raleigh County. Total deposits of the commercial banks in Raleigh County at June 30, 1997, were approximately $809,035,000 and Raleigh ranked first with 32.14% of the total deposits. These institutions include One Valley Bank and United National Bank which are wholly-owned subsidiaries of state-wide multi-bank holding companies. Raleigh's largest competitor in the market area reported total deposits of $178,229,000 and the smallest competitor in the market area had total deposits of $20,199,000.

    Five new banks have been chartered in Raleigh County since 1970. In addition, one federally-chartered savings and loan association has opened since 1980. Total deposits for Raleigh, however, have increased from the December 31, 1996 level of $256,318,000 to a December 31, 1997 level of $296,829,000.

    The primary market area of Summers is generally defined as Summers County, West Virginia. At June 30, 1997, there were two banks operating in Summers County with total deposits of approximately $118,623,000 and National Bank of Summers holding 51.93% of the market share. Summers had total deposits of $63,717,000 at December 31, 1997.

    The primary market area of Greenbrier is generally defined as Greenbrier County, West Virginia. Greenbrier's market area is served by five financial institutions. These institutions include One Valley Bank and First State Bank and Trust, wholly-owned subsidiaries of state-wide multi-bank holding companies. At June 30, 1997, total deposits at these five financial institutions were approximately $442,478,000. Greenbrier is the largest of these five banks with 35.51% of the deposits in Greenbrier County with the other banks within the market area having total deposits of approximately 64.49% as of that date. Greenbrier had total deposits of $157,384,000 at December 31, 1997.

    Marlinton's primary market area is generally defined as Pocahontas County, West Virginia. There are two commercial banks within Marlinton's market area. At June 30, 1997, total deposits at these two commercial banks were approximately $101,654,000, with Marlinton holding approximately 50.90% of the total deposits. Marlinton had total deposits of $58,206,000 at December 31, 1997.

    The primary market area of Twentieth is generally defined as Cabell, Wayne and Lincoln counties of West Virginia. Seven commercial banks and one federal savings bank are located in Twentieth's market area with total deposits of $1,297,000,000 at June 30, 1997. These institutions include One Valley Bank and Bank One which are all wholly-owned subsidiaries of state-wide multi-bank holding companies. Twentieth is the second largest of these seven commercial banks having total deposits of $262,000,000 or 20.18% in their competitive market. At December 31, 1997, Twentieth had total deposits of $265,171,000.

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

    Until 1992, the various banks and bank holding companies operating in West Virginia were predominantly owned by shareholders in West Virginia and were financed by operations arising principally in West Virginia. Since then banking companies from outside West Virginia including BancOne Corp., Huntington Bancshares, Incorporated and others have established a substantial presence in West Virginia.

    In 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, bank holding companies are permitted to acquire banks located in states other than the bank holding company's home state without regard to whether the transaction is permitted under state law. Commencing on June 1, 1997, the Act allows national banks and state banks with different home states to merge across state lines, unless the home state of a participating bank enacted legislation prior to May 31, 1997, that expressly prohibits interstate mergers. Additionally, the Act allows banks to branch across state lines, unless the state where the new branch will be located enacted legislation restricting or prohibiting de novo interest branching on or before May 31, 1997. West Virginia adopted legislation, effective May 31, 1997, that allows for interstate branch banking by merger across state lines and allows for de novo branching and branching by purchase and assumption on a reciprocal basis with the home state of the bank in question. The effect of this legislation will likely be increased competition with West Virginia banks, including the Bank.

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

COMPLIANCE WITH ENVIRONMENTAL LAWS

    The costs and effects of compliance with federal, state and local environmental laws are not expected to have a material effect on Horizon or the Banks. In the future, the Banks may incur costs for environmental control facilities related to properties obtained through foreclosure proceedings, however, the amount of such costs, if any, is not determinable at this time.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

    Statistical disclosures required by bank holding companies are included in "Five-Year Selected Financial Summary" on page 15 and in "Management's Discussion and Analysis of Operations" set forth on pages 15 through 30 of Horizon's Annual Report to Shareholders for the fiscal year ended December 31, 1997. That information is incorporated herein by reference.

ITEM 2. PROPERTIES

    Horizon's principal office is located in the Bank of Raleigh at One Park Avenue, Beckley, West Virginia. Raleigh has a full-service branch consisting of the former offices of Crossroads National Bank at the Crossroads Mall, Bradley, West Virginia. In addition, a full-service branch is located at the corner of Main and Kanawha Streets, Beckley, West Virginia. During 1995, branches in Kroger supermarkets were acquired from a regional bank and are located at Beaver and Sophia, Raleigh County, and at Oak Hill in Fayette County. During 1997, branches were acquired through the purchase of Beckley Bancorp and are located at Harper Road, which is a full service location, and Main Street. The Main Street location is not being utilized at this time and has been listed for sale.

    The operations of Summers are conducted at its main office of 123 Temple Street in Hinton, West Virginia and a full-service branch facility at Country Roads Plaza on Stokes Drive.

     Greenbrier's main office is located at 109 South Jefferson Street, Lewisburg, West Virginia. Greenbrier has five full service branch offices located in Alderson, Rainelle, North Lewisberg, Fairlea, and Rupert, West Virginia. During 1995, a branch in a Kroger supermarket was acquired from a regional bank and is located at Fairlea.

    The principal office of Marlinton is located at 300 Eighth Street, Marlinton, Pocahontas County, West Virginia.

    The operations of Twentieth are conducted at 1900 Third Avenue, Huntington, West Virginia. Twentieth has four full service branch offices located at Route 60 East, Huntington, Milton, Hamlin, and West Hamlin, West Virginia. In addition, a limited-service facility is located on Fifth Avenue, Huntington, West Virginia.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    The section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Market and Dividend Information" on page 30 of Horizon's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    Table 1, "Five-Year Selected Financial Summary," on page 15 of Horizon's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 30 of Horizon's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The report of independent auditors and consolidated financial statements included on pages 31 through 50 of Horizon's 1997 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF HORIZON

    The information set forth in the sections "Management Nominees to the Board of Directors," "Executive Officers of Horizon" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 3 through 9, pages 10 through 11 and pages 11 through 13, respectively, of Horizon's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in the sections "Executive Compensation" on pages 14 through 18 and "Compensation of Directors" on page 9 of Horizon's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the section "Security Ownership of Certain Beneficial Owners and Management" on pages 11 through 13 of Horizon's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth in the section "Certain Relationships and Related Transactions and Compensation and Benefits Committee Interlocks and Insider Participation" on pages 22 through 23 of Horizon's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders and the information set forth in
Note 4 on page 41 of Horizon's Annual Report to Shareholders are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements on pages 15 through 50 of Horizon's 1997 Annual Report to Shareholders are incorporated by reference in Part II, Item 8, of this report:

     Consolidated balance sheets--December 31, 1997 and 1996

     Consolidated statements of income--years ended December 31, 1997, 1996, and 1995

     Consolidated statements of shareholders' equity--years ended December 31, 1997, 1996, and 1995

     Consolidated statements of cash flows--years ended December 31, 1997, 1996, and 1995

     Notes to consolidated financial statements--December 31, 1997

     (a)(2) All schedules are omitted, as the required information is inapplicable and the information is presented in the Consolidated Financial Statements and related Notes thereto.

     (a)(3) Exhibits required by item 601 - see listing of exhibits on page 9

     (b) None.

     (c) Exhibits - exhibits for this 10-K begin on page 10

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1998.

HORIZON BANCORP, INC.

By: /s/ FRANK S. HARKINS, JR.
-------------------------------------------------
Chairman of the Board and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 1998.

        NAME                                             TITLE
        ----                                             -----
/s/ FRANK S. HARKINS, JR.                  Chairman of the Board and Chief Executive Officer
--------------------------------           (Principal Executive Officer)

/s/ PHILIP L. MCLAUGHLIN                   President and Chief Operating Officer
--------------------------------

/s/ C. DUANE BLANKENSHIP                   Vice President and Chief Financial Officer
--------------------------------           (Principal Accounting Officer)

/s/ DAVID W. HAMBRICK                      Executive Vice President
--------------------------------

/s/ E. M. PAYNE III                        Secretary
--------------------------------

/s/ JOHN M. ALDERSON IV                    Director
--------------------------------

/s/ JOSEPH M. BLANKENSHIP                  Director
--------------------------------

/s/ W. H. FILE III                         Director
--------------------------------

/s/ ALBERT M. TIECHE, JR.                  Director
--------------------------------

/s/ B.C. MCGINNIS, III                     Executive Vice President
--------------------------------

/s/ WILLIAM C. DOLIN                       Director
--------------------------------

/s/ R. T. ROGERS                           Director
--------------------------------

/s/ TRACY W. HYLTON II                     Director
--------------------------------

/s/ JACK G. BAZEMORE                       Director
--------------------------------

/s/ ROBERT L. KOSNOSKI                     Director
--------------------------------

/s/ THOMAS E. LILLY                        Director
--------------------------------

/s/ CLARENCE E. MARTIN                     Director
--------------------------------

/s/ CAROLYN H. MCCULLOCH                   Director
--------------------------------

/s/ JACK MCGINNIS                          Director
--------------------------------

/s/ THOMAS L. MCGINNIS                     Director
--------------------------------

/s/ HARPER W. NELSON                       Director
--------------------------------

/s/ RODNEY H. PACK                         Director
--------------------------------

/s/ SHARON H. ROWE                         Director
--------------------------------

/s/ PHILLIP W. CAIN                        Director
--------------------------------

/s/ JAMES E. SONGER                        Director
--------------------------------

ITEM 14 - Index to Exhibits


Exhibit                                                      Page Reference


(3) (i)      Articles of Incorporation                              10
    (ii)     By-Laws                                                10

(12)         Statements re: Computation of Ratios                   11

(13)         Horizon Bancorp, Inc. 1997 Annual Report               12

(21)         Subsidiaries of Registrant                             54

(23.1)       Consent of Ernst & Young LLP                           55

(23.2)       Consent of Diamond, Leftwich, Goheen & Dunn            56

(27)         Financial Data Schedule                                57

(99)         Report of Diamond, Leftwich, Goheen & Dunn             58