Form 10-Q
period 1998-03-31
HORIZON BANCORP INC /WV/
filed 1998-05-14
CIK 730025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended MARCH 31, 1998          Commission File Number:  0-11672
                  --------------                                  ---------

                              HORIZON BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         WEST VIRGINIA                                 55-0631939
---------------------------------------   -----------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

       BOX D, BECKLEY, WV                              25802-2803
----------------------------------------  -----------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (304) 255-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                            Yes   X       No
                                -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   COMMON STOCK, $1.00 PAR VALUE                     9,135,511 SHARES
--------------------------------------      ---------------------------------
               Class                           Outstanding at April 30, 1998

                              HORIZON BANCORP, INC.

                                    FORM 10-Q

                                      INDEX

PART I   FINANCIAL INFORMATION
      Item 1.  Financial Statements (Unaudited)
                 Condensed Consolidated Balance Sheets-March 31, 1998 and December 31, 1997
                 Condensed Consolidated Statements of Income for The Three Months Ended
                    March 31, 1998 and 1997
                 Condensed Consolidated Statements of Shareholders' Equity for The Three
                    Months Ended March 31, 1998 and 1997
                 Condensed Consolidated Statements of Cash Flows for The Three Months Ended
                    March 31, 1998 and 1997
                 Notes to Condensed Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II  OTHER INFORMATION

      Item 1.  Legal Proceedings

      Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT 11

      Computation of Earnings Per Share

EXHIBIT 27

      Financial Data Schedule

                              HORIZON BANCORP, INC.

                                     PART I

                              FINANCIAL INFORMATION



This Form 10-Q may include forward-looking statements that involve certain risks, uncertainties, estimates, and assumptions by management. Various factors could cause actual results to differ materially from those contemplated by such forward-looking statements. These factors could include, among others: changes in interest rates and economic and other market conditions in general and in Horizon's principal markets; changes in federal and state banking laws and regulations; changes in federal, state, and local tax laws and regulations; and the impact of competition on products and pricing.

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                           MARCH 31     DECEMBER 31
                                                                                             1998           1997
                                                                                          --------------------------
ASSETS
Cash and due from banks                                                                   $   27,576      $   31,262
Federal funds sold                                                                            30,265          14,035
                                                                                          --------------------------
                                                            Cash and cash equivalents         57,841          45,297
Investment securities:
   Available-for-sale, at fair value                                                         170,035         173,864
   Held-to-maturity, at cost (approximate fair value of $41,829 at March
     31, 1998 and $42,771 at December 31, 1997)                                               40,711          41,554
Loans:
   Total loans                                                                               741,629         728,239
   Less:  Allowance for loan losses                                                          (10,372)        (10,517)
                                                                                          --------------------------
                                                                            Net loans        731,257         717,722
Premises and equipment, net                                                                   17,065          17,123
Accrued interest receivable and other assets                                                  26,418          24,721
                                                                                          --------------------------
                                                                         Total assets     $1,043,327      $1,020,281
                                                                                          ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest bearing                                                                   $  120,599      $  113,415
   Interest bearing                                                                          740,614         727,892
                                                                                          --------------------------
                                                                       Total deposits        861,213         841,307
Short-term borrowings                                                                         43,184          42,642
Long-term borrowings                                                                           8,505           7,102
Accrued interest payable and other liabilities                                                16,554          15,208
                                                                                          --------------------------
                                                                    Total liabilities        929,456         906,259
Shareholders' equity:
   Common stock, $1 par value; 20,000 shares authorized; 9,312 shares issued, including 177 shares in treasury at March 31, 1998 and 9,310 shares issued, including 106 shares in treasury at December 31, 1997
                                                                                               9,312           9,310
   Capital surplus                                                                            19,813          19,784
   Retained earnings                                                                          88,653          86,768
   Treasury stock, at cost                                                                    (5,052)         (2,938)
   Accumulated other comprehensive income                                                      1,145           1,098
                                                                                          --------------------------
                                                           Total shareholders' equity        113,871         114,022
                                                                                          --------------------------
                                           Total liabilities and shareholders' equity     $1,043,327      $1,020,281
                                                                                          ==========================

See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------

HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                              1998         1997
                                                                                            ---------------------
Interest income:
   Interest and fees on loans                                                               $16,534       $14,479
   Interest and dividends on investment securities:
     Taxable                                                                                  2,488         2,900
     Tax-exempt                                                                                 791           780
   Federal funds sold and other                                                                 331            76
                                                                                            ---------------------
                                                                Total interest income        20,144        18,235

Interest expense:
   Deposits                                                                                   8,249         7,021
   Short-term borrowings                                                                        646           285
                                                                                            ---------------------
                                                               Total interest expense         8,895         7,306
                                                                                            ---------------------
                                                                  Net interest income        11,249        10,929
Provision for loan losses                                                                       709           700
                                                                                            ---------------------
                                  Net interest income after provision for loan losses        10,540        10,229

Other income:
   Service charges and fees                                                                   1,012           977
   Investment securities losses                                                                 (25)          (38)
   Other                                                                                        667           493
                                                                                            ---------------------
                                                                   Total other income         1,654         1,432

Other expenses:
   Salaries and employee benefits                                                             3,243         3,190
   Net occupancy expense                                                                        455           454
   Equipment expense                                                                            612           534
   Outside data processing                                                                      529           575
   Advertising                                                                                   80           153
   Other                                                                                      1,738         1,723
                                                                                            ---------------------
                                                                 Total other expenses         6,657         6,629
                                                                                            ---------------------
                                                           Income before income taxes         5,537         5,032
Applicable income taxes                                                                       1,913         1,790
                                                                                            =====================
                                                                           Net income       $ 3,624      $  3,242
                                                                                            =====================

Earnings per common share:
   Basic                                                                                       $.40         $0.35
                                                                                            =====================
   Diluted                                                                                     $.39         $0.35
                                                                                            =====================

Average common shares outstanding
   Basic                                                                                      9,174         9,295
                                                                                            =====================
   Diluted                                                                                    9,224         9,309
                                                                                            =====================



See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                         ACCUMULATED
                                                                                            OTHER
                                              COMMON   CAPITAL   RETAINED   TREASURY    COMPREHENSIVE
                                              STOCK    SURPLUS   EARNINGS     STOCK        INCOME        TOTAL
                                            -------------------------------------------------------------------
Balances at December 31, 1997                 $9,310    $19,784    $86,768    $(2,938)     $1,098     $114,022
Comprehensive income:
    Net income                                   --         --       3,624        --          --         3,624
    Other comprehensive income, net of  tax:
      Unrealized gains on
      available-for-sale securities, net
      of reclassification adjustment             --         --         --         --           47           47
                                                                                                    ----------
Comprehensive income                                                                                     3,671
Cash dividends ($0.19 per share)                 --         --      (1,739)       --          --        (1,739)
Purchase of treasury shares                      --         --         --      (2,114)        --        (2,114)
Exercise of stock options                          2         29        --         --          --            31
                                            ===================================================================
Balances at March 31, 1998                    $9,312    $19,813    $88,653    $(5,052)     $1,145     $113,871
                                            ===================================================================

DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding gains on
   available-for-sale securities arising                                                   $   31
   during the period
Less:  reclassification adjustment for
   losses realized in net income                                                              (16)
                                                                                           =======
Net unrealized losses on available-for-sale
   securities, net of tax                                                                  $   47
                                                                                           =======


See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS)


                                                                             FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31
                                                                                1998              1997
                                                                             ---------------------------
OPERATING ACTIVITIES
Net Income                                                                    $  3,624          $  3,242
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and Amortization                                                 294               441
     Provision for loan losses                                                     709               700
     Loss on sale of investment securities                                          25                38
     Loss on sale of other real estate                                              --                 8
     Change in accrued interest receivable and other assets                     (1,520)           (1,776)
     Change in accrued interest payable and other liabilities                    1,300             1,895
                                                                             ---------------------------
                               Net cash provided by operating activities         4,432             4,548

INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities                             2,039             6,063
Proceeds from maturities of available-for-sale securities                       19,414             7,817
Purchases of available-for-sale securities                                     (17,539)           (5,438)
Proceeds from maturities of held-to-maturity securities                            830                --
Net increase in loans                                                          (14,244)          (10,561)
Purchases of premises and equipment                                               (417)             (464)
                                                                             ---------------------------
                                   Net cash used in investing activities        (9,917)           (2,583)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                             19,906            (8,623)
Net increase in long-term borrowings                                             1,403                --
Net increase in short-term borrowings                                              542             2,869
Cash dividends paid                                                             (1,739)           (1,581)
Purchase of treasury shares                                                     (2,114)             (434)
Exercise of stock options                                                           31                 9
                                                                             ---------------------------
                     Net cash provided by (used in) financing activities        18,029            (7,760)
                                                                             ---------------------------
                    Net increase (decrease) in cash and cash equivalents        12,544            (5,795)
Cash and cash equivalents at beginning of period                                45,297            38,958
                                                                             ---------------------------
                              Cash and cash equivalents at end of period      $ 57,841          $ 33,163
                                                                             ===========================


See notes to consolidated financial statements.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

HORIZON BANCORP, INC.
MARCH 31, 1998
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------
NOTE 1.  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared by Horizon Bancorp, Inc. ("Horizon"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

These financial statements should be read in conjunction with the financial statements and notes included in the 1997 Annual Report and Form 10-K of Horizon Bancorp, Inc.

--------------------------------------------------------------------------------
NOTE 2. MERGERS AND ACQUISITIONS
--------------------------------------------------------------------------------

In the fourth quarter of 1997, Horizon announced that it had entered into a non-binding letter of intent for the acquisition of Bank of Mingo (Mingo) through a merger of Mingo into Horizon. Mingo operates three banking offices in West Virginia with total assets of $66.3 million at December 31, 1997. The transaction is valued at $13.2 million and is subject to approval by the appropriate regulatory authorities and the stockholders of Mingo with an expected closing during the third quarter of 1998. The acquisition will be accounted for under the purchase method of accounting. The acquisition is not considered significant, no proforma financial information has been included herein.

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

The amortized cost and estimated fair values of investment securities are as follows:

                                                                             MARCH 31, 1998
                                                     -------------------------------------------------------------
                                                                         GROSS           GROSS         ESTIMATED
                                                       AMORTIZED      UNREALIZED       UNREALIZED        FAIR
                                                          COST           GAINS           LOSSES          VALUE
                                                     -------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury securities and obligations of U.S.
   government agencies and corporations                  $126,431       $1,343             $(115)       $127,659
Obligations of states and political subdivisions           21,498          595                (3)         22,090
Mortgage-backed securities                                  9,134           46               (43)          9,137
Other securities                                           11,112          163              (126)         11,149
                                                     -------------------------------------------------------------
                                            Totals       $168,175       $2,147             $(287)       $170,035
                                                     =============================================================
HELD-TO-MATURITY SECURITIES
Obligations of states and political subdivisions         $ 40,711       $1,122             $  (4)       $ 41,829
                                                     =============================================================


                                                                           DECEMBER 31, 1997
                                                     -------------------------------------------------------------
                                                                         GROSS           GROSS         ESTIMATED
                                                       AMORTIZED      UNREALIZED       UNREALIZED        FAIR
                                                          COST           GAINS           LOSSES          VALUE
                                                     -------------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury securities and obligations of U.S.
   government agencies and corporations                  $131,426        $1,206           $ (80)        $132,552
Obligations of states and political subdivisions           21,038           642              --           21,680
Mortgage-backed securities                                  9,668            53             (49)           9,672
Other securities                                            9,873           111             (24)           9,960
                                                     -------------------------------------------------------------
                                            Totals       $172,005        $2,012           $(153)        $173,864
                                                     =============================================================
HELD-TO-MATURITY SECURITIES
Obligations of states and political subdivisions         $ 41,554        $1,222           $  (5)        $ 42,771
                                                     =============================================================

--------------------------------------------------------------------------------
NOTE 4. ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------
A summary of changes in the allowance for loan losses follows:

                                                                                  MARCH 31
                                                                             1998          1997
                                                                          -----------------------

       Balance at beginning of period                                      $10,517        $9,607

       Charge-offs                                                          (1,205)         (702)
       Recoveries                                                              351           360
                                                                          -----------------------
       Net charge-offs                                                        (854)         (342)

       Provision for loan losses                                               709           700
                                                                          =======================
                                             Balance at end of period      $10,372        $9,965
                                                                          =======================


       Allowance for loan losses as a % of total loans                      1.40%         1.55%
       Earnings coverage of net charge-offs                                 4.24X         9.48X


At March 31, 1998, the recorded investment in loans that are considered to be impaired was not significant.

--------------------------------------------------------------------------------
NOTE 5. NEW ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

On January 1, 1998, Horizon adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 125, Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (Statement 125), relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which had been delayed until after December 31, 1997 by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125 (Statement 127). Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a consistent application of "financial-components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes financial liabilities when extinguished. Statement 125 provides standards for consistently distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of the additional provisions of Statement 125 as amended by Statement 127 resulted in no material impact on Horizon's financial position or results of operations.

On January 1, 1998, Horizon also adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. The adoption of Statement 130 did not have a material impact on Horizon's financial position or results of operations.

In February 1998, the Financial Accounting Standards Board (FASB) issued Statement 132, Employers' Disclosures About Pension and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values disclosures that are no longer as useful as they were when Statements 87, 88 and 106 were issued. This Statement is effective for fiscal years beginning after December 15, 1997. These disclosure requirements will have no material impact on Horizon's financial position or results of operations.

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

The following discussion and analysis is provided to assist readers of the consolidated financial statements in understanding the operating performance of Horizon. This discussion should be read in conjunction with the December 31, 1997 consolidated financial statements and the accompanying notes to the financial statements included in the 1997 annual report.

Throughout the following discussion, dollars are expressed in thousands, except per share data.

RESULTS OF OPERATIONS

Horizon reported consolidated net income for the first three months of 1998 of $3,624, or $0.40 per share (diluted). For the three months ended March 31, 1997, net income was $3,242, or $0.35 per share (diluted).

Return on average assets (ROA) measures the effectiveness of the utilization of assets to produce net income while return on average equity (ROE) measures income earned compared with the amount of shareholders' investment. For the three months ended March 31, 1998, Horizon's ROA was 1.40%, compared to 1.38% for the three months ended March 31, 1997. For the three months ended March 31, 1998, Horizon's ROE totaled 12.64%, compared to 11.76% for the three months ended March 31, 1997.

NET INTEREST INCOME

Net interest income is Horizon's largest source of earnings. Net interest income is influenced by the volume and relative yield of earning assets and cost of interest-bearing liabilities and the relative sensitivity of such assets and liabilities to changes in interest rates. Net interest income is presented and discussed on a fully tax-equivalent basis in the following discussion.

Net interest income increased $278 or 2.43% from $11,437 in the first three months of 1997 to $11,715 for the first three months of 1998. It is noted that interest income increased $1,867 or 9.96% while interest expense increased $1,589 or 21.75%. The increase in interest income resulted from an increase in volume and changes in the mix of earning assets. Average loans, Horizon's highest yielding assets, increased $98,524 or 15.52% during the three months ended March 31, 1998, from the same period of 1997. For the three months ended March 31, 1998, average investment securities declined $23,467 or 9.72% from the previous period of 1997. The decline in investment securities was used to fund a portion of the loan growth. In addition, average federal funds sold increased $17,621 or 298.97% during the periods analyzed primarily due to growth of deposits.

The following table summarizes the composition of average interest-earning assets and average interest-bearing liabilities, along with the related income or expense and the weighted average yield or cost of such funds.

                                                                               NET INTEREST MARGIN
                                                              -------------------------------------------------------
                                                                     MARCH 31, 1998              MARCH 31, 1997
                                                              -------------------------------------------------------
                                                                AVERAGE    INCOME/  YIELD/ AVERAGE   INCOME/  YIELD/
                                                                BALANCE    EXPENSE   COST  BALANCE   EXPENSE   COST
                                                              -------------------------------------------------------
ASSETS
Interest-earning assets:
   Federal funds sold                                          $   23,515  $    331   5.6% $  5,894   $    76   5.2%
   Investment securities (3):
     Taxable                                                      154,829     2,488   6.4   178,303     2,900   6.5
     Tax exempt (1)                                                63,175     1,249   7.9    63,168     1,200   7.6
                                                              -------------------------------------------------------
                                Total investment securities       218,004     3,737   6.9   241,471     4,100   6.8

   Total loans (1)(2)                                             733,316    16,542   9.0   634,792    14,567   9.2
                                                              -------------------------------------------------------
                   Total earning assets and interest income       974,835    20,610   8.5   882,157    18,743   8.5

Noninterest earning assets:
   Cash and due from banks                                         33,766                    29,517
   Premises and equipment                                          17,076                    16,663
   Other assets                                                    22,439                    21,152
   Less: Allowance for loan losses                                (10,470)                   (9,608)
                                                              ------------                ----------
                                               Total assets    $1,037,646                  $939,881
                                                              ============                ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Demand deposits                                             $  147,037  $  1,158   3.2% $124,497   $   818   2.6%
   Savings deposits                                               166,496     1,263   3.0   194,645     1,577   3.2
   Certificates of deposit                                        423,996     5,828   5.5   353,756     4,626   5.2
                                                              ------------------------------------------------------
                            Total interest bearing deposits       737,529     8,249   4.5   672,898     7,021   4.2

Long-term borrowings                                                7,346       174   9.5        --        --    --
Short-term borrowings                                              42,684       472   4.4    29,741       285   3.8
                                                              ------------------------------------------------------
                         Total interest bearing liabilities
                                       and interest expense       787,559     8,895   4.5   702,639     7,306   4.2

Noninterest-bearing liabilities:
   Demand deposits                                                115,568                   114,739
   Other                                                           19,875                    12,273
                                                              ------------                ----------
                                          Total liabilities       923,002                   829,651
Shareholders' equity                                              114,644                   110,230
                                                              ------------                ----------
                                      Total liabilities and
                                       shareholders' equity    $1,037,646                  $939,881
                                                              ============                ==========
Net interest income                                                         $11,715                   $11,437
                                                                          ==========                ==========
Spread                                                                                4.0%                      4.3%
                                                                                    ======                    ======
Net interest margin                                                                   4.8%                      5.2%
                                                                                    ======                    ======



(1) Fully taxable equivalent using 35%.

(2) Nonaccrual loans are included in average balances.

(3) Average balances of available-for-sale securities are stated at fair value.

Horizon's net interest margin for the three months ended March 31, 1998, decreased 40 basis points from the net interest margin for the three months ended March 31, 1997. Average interest-bearing liabilities increased $84,920 or 12.09% from $702,639 at March 31, 1997, to $787,559 at March 31, 1998. The
increase is a result of an $22,540 or 18.10% increase in interest-bearing demand deposits and an increase of $70,240 or 19.86% in average certificates of deposit coupled with a decrease of $28,149 or 14.46% in regular savings. A notable change in the mix of interest-bearing deposits occurred in 1998 when compared to 1997. These changes are due to the introduction of new products and a more rate sensitive customer in today's market. Horizon introduced a new demand deposit product in the second quarter of 1997, which is credited with the increase in demand deposits. Short-term borrowings increased $12,943 or 43.52% due to managements efforts in developing relationships with commercial customers using the repurchase agreement or sweep product. Long-term borrowings increased $7,346 or 100% from the same period in 1997 as a result of the acquisition of Beckley Bancorp, Inc. during the third quarter of 1997.

ALLOWANCE FOR LOAN LOSSES

At March 31, 1998, the allowance for loan losses as a percentage of total loans decreased to 1.40% from 1.44% at December 31, 1997. Net charge-offs were $854 for the three months ended March 31, 1998, compared to $342 for the same period in 1997. The increase in net charge-offs was primarily due to losses incurred from indirect originations by an auto dealer who was engaged in fraudulent activities, an increase in consumer charge-offs, and growth in the loan portfolio. Management feels the majority of the losses due to the dealers fraudulent activities have been realized. The provision for loan losses for the three months ended March 31, 1998 was consistent with the same period of the preceding year.

Total nonperforming loans were 1.45% of total loans at March 31, 1998, an increase from the 1.01% at December 31, 1997. At March 31, 1998, nonperforming assets were 1.13% of total assets, an increase from the 0.78% at December 31, 1997.

Nonperforming loans increased $3,417 or 46.59% at March 31, 1998, from the $7,334 reported at December 31, 1997. The increase was primarily due to two commercial loans being placed in nonaccrual status during the first quarter of 1998. Presently, adequate protection payments are being made on both loans. Restructured loans totaled $543 at March 31, 1998. Collateral on these loans have been sold or leased with the payments assigned to the restructured loans. Management believes that established reserves for problem loans are adequate to cover potential loss exposure on these loans.


Other real estate totaled $1,050 at March 31, 1998, and represented an increase of $434 or 70.45% from $616 at December 31, 1997. Management anticipates no significant difficulty in disposing of other real estate and believes that no significant losses exist in this nonearning asset category.

                                                                ANALYSIS OF ASSET QUALITY
                                                                -------------------------
                                                                 MARCH 31,    DECEMBER 31,
                                                                    1998          1997
                                                                -------------------------
Nonaccruing loans                                                    $5,217       $4,043
Loans ninety days past due and accruing interest                      4,991        3,291
Restructured loans                                                      543           --
                                                                -------------------------
                                    Total nonperforming loans        10,751        7,334
Other real estate owned                                               1,050          616
                                                                =========================
                                   Total nonperforming assets       $11,801       $7,950
                                                                =========================

Nonperforming loans to total loans                                     1.45%        1.01%
Nonperforming assets to total assets                                   1.13%        0.78%
Allowance for loan losses to nonperforming loans                      96.47%      143.40%

NONINTEREST INCOME

Noninterest income is primarily of a fee nature and includes service charges on deposits, trust department income and a variety of miscellaneous transactions. Total noninterest income increased $222 or 15.50% for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The increase is primarily due to a $95 or 45.89% increase in trust income, and a $79 or 27.62% increase in other income related to slight increases in insurance commissions of $16 or 35.56%, secondary market fees of $24 or 480%, and gains on sales of loans of $17 or 170%.

NONINTEREST EXPENSE

Noninterest expense is frequently referred to as overhead, that is, the cost of normal operations. Horizon's noninterest expense for the three months ended March 31, 1998, increased $28 or 0.42% over the three months ended March 31, 1997. Equipment expense increased $78 or 14.61% from $534 at March 31, 1997 to $612 at March 31, 1998 while advertising decreased $73 or 47.71% from $153 for the first quarter of 1997 to $80 for the first quarter of 1998.

INCOME TAXES

Income tax expense expressed as a percentage of income before income taxes was 34.55% for the three months ended March 31, 1998, compared to 35.57% for the three months ended March 31, 1997. The decrease in the effective tax rate during 1998 compared to 1997 reflects a slight increase in tax-exempt interest income, primarily on investments.

BALANCE SHEET ANALYSIS

At March 31, 1998, total assets increased $23,046 or 2.26% from the December 31, 1997 total of $1,020,281. Investment securities totaled $210,746 at March 31, 1998, and have decreased $4,672 or 2.17% from the December 31, 1997 total of $215,418. The decrease was attributable to the funding of loan growth through investment security maturities as total loans increased $13,390 or 1.84% for the three months ended March 31, 1998. The increase in loans was due primarily to more favorable economic conditions in the market area and management's willingness to increase its market share through lending activities.

Total deposits at March 31, 1998 were $861,213 and have increased $19,906 or 2.37% from the December 31, 1997 total of $841,307. Non-interest bearing deposits increased $7,184 or 6.33% while interest bearing deposits increased $12,722 or 1.75%. At March 31, 1998, short and long-term borrowings approximated $43,184 and $8,505 compared to $42,642 and $7,102, respectively at December 31, 1997.

Shareholders' equity decreased $151 or 0.13% from the total at December 31, 1997. The decrease was due to the purchase of $2,114 in treasury shares, net of an increase in the retention of earnings of $1,885, and an increase in unrealized gain on available-for-sale securities of $47 from $1,098 at December 31, 1997 to $1,145 at March 31, 1998.

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

CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity when expressed as a percentage of total assets equaled 10.91% on March 31, 1998, a decrease from the 11.18% reported at December 31, 1997. The primary capital ratio, which includes equity plus the allowance for loan losses, was 11.79% on March 31, 1998, and has decreased slightly from the 12.08% reported on December 31, 1997. The Federal regulatory agencies have adopted risk-based capital guidelines, and Horizon continues to be well above the minimum guidelines for all risk-based ratios.

In the first quarter 1998, Horizon entered into two credit agreements with unrelated parties to provide long-term financing. These agreements, in addition to those noted in Note 9 of the 1997 Annual Report, provide revolving lines of credit of $15,000 to Horizon. As of March 31, 1998, $4,900 was outstanding.

Horizon does not anticipate any material capital expenditures in 1998. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders' dividends and normal internal growth. In management's opinion, subsidiary banks have the capability to upstream sufficient dividends to meet normal cash requirements of Horizon.

Pertinent capital ratios were:

                                                                                                  Minimum Regulatory
                                                March 31, 1998          December 31, 1997            Requirements
                                          ---------------------------------------------------------------------------
Shareholders' Equity/Total Assets                   10.9%                     11.2%
Primary Capital Ratio                               11.8%                     12.1%
Risk-Adjusted Capital
     Total Capital to Risk Weighted Assets          14.6%                     16.4%                      8.0%
     Tier I to Risk Weighted Assets                 15.8%                     15.2%                      4.0%
     Tier I to Average Assets                       10.3%                     11.1%                      4.0%


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





                                                  HORIZON BANCORP, INC.
                                                  ----------------------------
                                                  (Registrant)







Date: May 14, 1998                                /s/ FRANK S. HARKINS, JR.
      ------------                                ----------------------------
                                                  Frank S. Harkins, Jr.
                                                  Chairman of the Board






Date: May 14, 1998                                /s/ C. DUANE BLANKENSHIP
      ------------                                ----------------------------
                                                  C. Duane Blankenship
                                                  Chief Financial Officer