Form 10-Q
period 1998-06-30
HORIZON BANCORP INC /WV/
filed 1998-08-14
CIK 730025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  JUNE 30, 1998            Commission File Number:  0-11672

                              HORIZON BANCORP, INC.
             (Exact name of registrant as specified in its charter)


             WEST VIRGINIA                              55-0631939
-----------------------------------        ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

          BOX D, BECKLEY, WV                            25802-2803
-----------------------------------        ------------------------------------
    (Address of principal executive                     (Zip Code)
               offices)

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


                          Yes      X        No
                                -------           --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


COMMON STOCK, $1.00 PAR VALUE                         9,135,643 Shares
-----------------------------              ------------------------------------
            Class                               Outstanding at July 31, 1998

                              HORIZON BANCORP, INC.

                                    FORM 10-Q

                                      INDEX

PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets - June 30, 1998 and December 31, 1997

           Condensed Consolidated Statements of Income for The Six Months Ended June 30, 1998 and 1997

           Condensed Consolidated Statements of Shareholders' Equity for The Six Months Ended June 30, 1998 and 1997

           Condensed Consolidated Statements of Cash Flows for The Six Months Ended June 30, 1998 and 1997

           Notes to Condensed Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of  Operations

PART 11    OTHER INFORMATION

Item 1.    Legal Proceedings

Item 4.    Submissions of Matters to Vote of Security Holders

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT 3(i)
           Articles of Incorporation of Horizon Bancorp, Inc. as amended

EXHIBIT 3(ii)
           Bylaws of Horizon Bancorp, Inc. as amended

EXHIBIT 11
           Computation of  Earnings Per Common Share

EXHIBIT 27
           Financial Data Schedule

EXHIBIT 99.1
           Press Release dated August 7, 1998 "City Holding Company and
           Horizon Bancorp, Inc. Announce Definitive Merger Agreement"

EXHIBIT 99.2
           Agreement and Plan of Reorganization Between City Holding Company and Horizon Bancorp, Inc. Dated August 7, 1998

EXHIBIT 99.3
           Stock Option Agreement entered into Between City Holding Company and
           Horizon Bancorp, Inc. Dated August 7, 1998


                              HORIZON BANCORP, INC.

                                     PART 1

                              FINANCIAL INFORMATION



This Form 10-Q may include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. This forward-looking information is identified by phrases such as the Company or Horizon (as the case may be) "expects" or "anticipates" and words of similar effect. Actual results achieved by Horizon may differ materially from those projected in the forward-looking information. Factors that could cause such a difference include, among others: changes in interest rates and economic and other market conditions generally and in Horizon's principle markets; competition for origination and servicing of mortgage loans, and changes in regulations and government policies affecting banks and their subsidiaries, including changes in monetary policies. The forward-looking financial information is provided to assist investors and Horizon stockholders in understanding anticipated future financial operations of Horizon and are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Horizon disclaims any intent or obligation to update this forward-looking financial information.

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           JUNE 30             DECEMBER 31
                                                                             1998                  1997
                                                                         -----------           -----------
ASSETS
Cash and due from banks                                                  $    25,721           $    31,262
Federal funds sold                                                            12,265                14,035
                                                                         -----------           -----------
                                      Cash and cash equivalents               37,986                45,297

Investment securities:
  Available-for-sale, at fair value                                          168,593               173,864
  Held-to-maturity, at cost (approximate fair value of $41,572
  at June 30, 1998, and $42,771 at December 31, 1997)                         40,430                41,554

Loans:
  Total loans                                                                759,916               728,239
  Less:  Allowance for loan losses                                            (9,784)              (10,517)
                                                                         -----------           -----------
                                                      Net loans              750,132               717,722
Premises and equipment, net                                                   16,732                17,123
Accrued interest receivable and other assets                                  26,634                24,721
                                                                         -----------           -----------
                                                   Total assets          $ 1,040,507           $ 1,020,281
                                                                         ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                       120,301           $   113,415
  Interest bearing                                                           741,205               727,892
                                                                         -----------           -----------
                                                 Total deposits              861,506               841,307
Short-term borrowings                                                         43,704                42,642
Long-term borrowings                                                           5,972                 7,102
Accrued interest payable and other liabilities                                13,413                15,208
                                                                         -----------           -----------
                                              Total liabilities              924,595               906,259

Shareholders' equity:
  Common stock, $1 par value; 20,000 shares authorized;
  9,312 shares issued, including 177 shares in treasury at
  June 30, 1998 and 9,310 shares issued, including 106
  shares in treasury at December 31, 1997                                      9,312                 9,310
  Capital surplus                                                             19,814                19,784
  Retained earnings                                                           90,616                86,768
  Treasury stock, at cost                                                     (5,052)               (2,938)
  Accumulated other comprehensive income                                       1,222                 1,098
                                                                         -----------           -----------
                                     Total shareholders' equity              115,912               114,022
                                                                         -----------           -----------
                     Total liabilities and shareholders' equity          $ 1,040,507           $ 1,020,281
                                                                         ===========           ===========


See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          JUNE 30                            JUNE 30
                                                                   1998             1997              1998               1997
                                                                  -------          -------          --------           --------
Interest income:
  Interest and fees on loans                                      $17,402          $15,046          $ 33,936           $ 29,525
  Interest and dividends on investment securities:
    Taxable                                                         2,316            2,796             4,804              5,696
    Tax-exempt                                                        790              835             1,581              1,615
  Federal funds sold and other                                        376               38               707                114
                                                                  -------          -------          --------           --------
                                   Total interest income           20,884           18,715            41,028             36,950
Interest expense:
  Deposits                                                          8,636            7,227            16,885             14,248
  Short-term borrowings                                               440              192             1,086                477
                                                                  -------          -------          --------           --------
                                  Total interest expense            9,076            7,419            17,971             14,725
                                                                  -------          -------          --------           --------
                                     Net interest income           11,808           11,296            23,057             22,225
Provision for loan losses                                             557              400             1,266              1,100
                                                                  -------          -------          --------           --------
     Net interest income after provision for loan losses           11,251           10,896            21,791             21,125

Other income:
  Service charges and fees                                          1,137              984             2,149              1,864
  Investment securities gains (losses)                                  3                2               (22)               (36)
  Other                                                               546              441             1,212                934
                                                                  -------          -------          --------           --------
                                      Total other income            1,686            1,427             3,339              2,762
Other expenses:
  Salaries and employee benefits                                    3,227            3,114             6,470              6,304
  Net occupancy expense                                               398              471               853                925
  Equipment expense                                                   752              594             1,364              1,128
  Outside data processing                                             596              476             1,125              1,051
  Advertising                                                          82              141               162                294
  Other                                                             2,255            2,125             3,992              3,751
                                                                  -------          -------          --------           --------
                                    Total other expenses            7,310            6,921            13,966             13,453
                                                                  -------          -------          --------           --------
                              Income before income taxes            5,627            5,402            11,164             10,434
Applicable income taxes                                             1,927            1,890             3,840              3,680
                                                                  -------          -------          --------           --------
                                              Net income          $ 3,700          $ 3,512          $  7,324           $  6,754
                                                                  =======          =======          ========           ========

Earnings per common share:
  Basic                                                           $  0.41          $  0.38          $   0.80           $   0.73
                                                                  =======          =======          ========           ========
  Diluted                                                         $  0.40          $  0.38          $   0.80           $   0.73
                                                                  =======          =======          ========           ========
Average common shares outstanding:
  Basic                                                             9,136            9,271             9,155              9,283
                                                                  =======          =======          ========           ========
  Diluted                                                           9,188            9,294             9,204              9,301
                                                                  =======          =======          ========           ========


See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                      COMMON     CAPITAL    RETAINED    TREASURY   COMPREHENSIVE
                                                       STOCK     SURPLUS    EARNINGS     STOCK        INCOME       TOTAL
                                                      ------     -------    --------     -----     -------------   -----

Balances at December 31, 1997                         $ 9,310     $19,784    $ 86,768     $(2,938)    $1,098    $ 114,022
Comprehensive income:
  Net income                                                -           -       7,324           -          -        7,324
  Other comprehensive income, net of tax:
    Unrealized gains on available-for-sale
    securities, net of reclassification adjustment          -           -           -           -        124          124
                                                                                                                ---------
Comprehensive income                                                                                                7,448
Cash dividends ($0.19 per share)                            -           -      (3,477)          -          -       (3,477)
Purchase of treasury shares                                 -           -           -      (2,114)         -       (2,114)
Exercise of stock options                                   2          30           -           -          -           32
                                                      -------     -------    --------     -------     ------    ---------
Balances at June 30, 1998                             $ 9,312     $19,814    $ 90,615     $(5,052)    $1,222    $ 115,911
                                                      =======     =======    ========     =======     ======    =========

Disclosure of reclassification amount:
Unrealized holding gains on available-for-sale
  securities arising during the period                                                                $ 110
Less:  reclassification adjustment for losses
   realized in net income                                                                               (14)
Net unrealized losses on available-for-sale                                                           -----
  securities, net of tax                                                                              $ 124
                                                                                                      =====


See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS)


                                                                                FOR THE SIX MONTHS ENDED
                                                                                        JUNE 30
                                                                                  1998             1997
                                                                                --------        --------
OPERATING ACTIVITIES
Net income                                                                      $  7,324        $  6,754
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and Amortization                                                  1,287             934
    Provision for loan losses                                                      1,266           1,100
    Loss on sale of investment securities                                             22              36
    Loss on sale of assets                                                            43               -
    Change in accrued interest receivable and other assets                        (2,300)         (2,343)
    Change in accrued interest payable and other liabilities                      (1,880)          2,427
                                                                                --------        --------
                                Net cash provided by operating activities          5,762           8,908


INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities                               5,473          16,480
Proceeds from maturities of available-for-sale securities                         36,284          11,744
Purchases of available-for-sale securities                                       (37,250)         (6,278)
Proceeds from maturities of held-to-maturity securities                            2,070             390
Net increase in loans                                                            (33,676)        (31,135)
Purchases of premises and equipment                                                 (546)           (898)
                                                                                --------        --------
                                    Net cash used in investing activities        (27,645)         (9,697)


FINANCING ACTIVITIES
Net increase in deposits                                                          20,199           3,359
Net decrease in long-term borrowings                                              (1,130)              -
Net increase (decrease) in short-term borrowings                                   1,062            (495)
Cash dividends paid                                                               (3,477)         (3,156)
Purchase of treasury shares                                                       (2,114)           (919)
Exercise of stock options                                                             32              12
                                                                                --------        --------
                      Net cash provided by (used in) financing activities         14,572          (1,199)
                                Net decrease in cash and cash equivalents         (7,311)         (1,988)
Cash and cash equivalents at beginning of period                                  45,297          38,958
                                                                                --------        --------
                               Cash and cash equivalents at end of period       $ 37,986        $ 36,970
                                                                                ========        ========


See notes to consolidated financial statements.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

HORIZON BANCORP, INC.
JUNE 30, 1998
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------
NOTE 1.  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

     The accompanying unaudited interim consolidated financial statements have been prepared by Horizon Bancorp, Inc. ("Horizon"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

     These financial statements should be read in conjunction with the financial statements and notes included in the 1997 Annual Report and Form 10-K of Horizon Bancorp, Inc.


--------------------------------------------------------------------------------
NOTE 2.  MERGERS AND ACQUISITIONS
--------------------------------------------------------------------------------

     On August 7, 1998, Horizon Bancorp, Inc., a West Virginia corporation ("Horizon"), entered into an Agreement and Plan of Reorganization with City Holding Company, a West Virginia corporation ("City Holding"), for a tax-free merger of the two companies under which each outstanding share of common stock, par value $1.00 per share, of Horizon ("Horizon Common Stock") would be converted into the number of shares of common stock, par value $2.50 per share, of City Holding ("City Holding Common Stock"). Under the agreement, the exchange ratio is determined by dividing $45.00 per share of Horizon Common Stock (the "Common Stock Price Per Share") by the average closing price of the City Holding Common Stock as reported on the Nasdaq National Market for each of the 10 trading days ending on the 10th day prior to the day of the effective time of the merger between Horizon and City Holding (the "Average Close Price"), which quotient will be rounded to the nearest one-one thousandth (the "Exchange Ratio"); provided that if the Average Close Price is $44.50 or greater, then the Exchange Ratio shall be 1.011 and if the Average Close Price is $40.50 or less, then the Exchange Ratio shall be 1.111.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------



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

The amortized cost and estimated fair values of investment securities are as follows:

                                                                                JUNE 30, 1998
                                                       ---------------------------------------------------------
                                                                             GROSS        GROSS       ESTIMATED
                                                            AMORTIZED      UNREALIZED   UNREALIZED      FAIR
                                                               COST          GAINS        LOSSES        VALUE
                                                       ---------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury securities and obligations of U.S.
  government agencies and corporations                       $124,683       $1,407       $ (88)       $126,002
Obligations of state and political subdivisions                27,144          648         (21)         27,771
Mortgage-backed securities                                      7,071           55         (29)          7,097
Other securities                                                7,666          123         (66)          7,723
                                                             --------       ------       -----        --------
                                                Totals       $166,564       $2,233       $(204)       $168,593
                                                             ========       ======       =====        ========

HELD-TO-MATURITY SECURITIES
Obligations of state and political subdivisions              $ 40,430       $1,144       $  (2)       $ 41,572
                                                             ========       ======       =====        ========



                                                                                DECEMBER 31, 1997
                                                       ---------------------------------------------------------
                                                                            GROSS         GROSS      ESTIMATED
                                                             AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                                COST        GAINS        LOSSES         VALUE
                                                       ---------------------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury securities and obligations of U.S.
  government agencies and corporations                       $131,426       $1,206       $ (80)       $132,552
Obligations of state and political subdivisions                21,038          642           -          21,680
Mortgage-backed securities                                      9,668           53         (49)          9,672
Other securities                                                9,873          111         (24)          9,960
                                                             --------       ------       -----        --------
                                                Totals       $172,005       $2,012       $(153)       $173,864
                                                             ========       ======       =====        ========

HELD-TO-MATURITY SECURITIES
Obligations of state and political subdivisions              $ 41,554       $1,222       $  (5)       $ 42,771
                                                             ========       ======       =====        ========

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 4.  ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------



A summary of changes in the allowance for loan losses follows:


                                                                      JUNE 30
                                                                1998            1997
                                                               ------           -----
Balance at beginning of period                                $10,517         $ 9,607

Charge-offs                                                    (2,665)         (1,462)
Recoveries                                                        666           1,511
                                                              -------         -------
Net charge-offs                                                (1,999)             49

Provision for loan losses                                       1,266           1,100
                                                              -------         -------
                               Balance at end of period       $ 9,784         $10,756
                                                              =======         =======

Allowance for loan losses as a % of total loans                  1.29%           1.62%
Earnings coverage of net charge-offs                             3.72X             NA




At June 30, 1998, the recorded investment in loans that are considered to be impaired was not significant.

--------------------------------------------------------------------------------
NOTE 5.  NEW ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

On January 1, 1998, Horizon adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 125, Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 125), relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which had been delayed until after December 31, 1997 by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125 (Statement 127). Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a consistent application of "financial-components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes financial liabilities when extinguished. Statement 125 provides standards for consistently distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of the additional provisions of Statement 125 as amended by Statement 127 resulted in no material impact on Horizon's financial position or results of operations.

On January 1, 1998, Horizon also adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. The adoption of Statement 130 did not have a material impact on Horizon's financial position or results of operations. Comprehensive income for the second quarter of 1998 and 1997 approximated $3,777 and $4,240.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


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


RESULTS OF OPERATIONS

Horizon reported consolidated net income for the first six months of 1998 of $7,324, or $0.80 per share (diluted). For the six months ended June 30, 1997, net income was $6,754, or $0.73 per share (diluted). Net income for the three months ended June 30, 1998 was $3,700 or $0.40 per share (diluted), compared with $3,512 or $0.38 per share (diluted) for the second quarter of 1997.

Return on average assets (ROA) measures the effectiveness of the utilization of assets to produce net income while return on average equity (ROE) measures income earned compared with the amount of shareholders' investment. For the six months ended June 30, 1998, Horizon's ROA was 1.40%, compared to 1.44% for the six months ended June 30, 1997. For the six months ended June 30, 1998, Horizon's ROE totaled 12.77%, compared to 12.24% for the six months ended June 30, 1997.


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

Net interest income, on a fully taxable equivalent basis, increased $487 or 2.08% from $23,384 in the first six months of 1997 to $23,871 for the first six months of 1998. It is noted that interest income increased $3,245 or 8.52% while interest expense increased $2,758 or 18.73%. The increase in interest income resulted from an increase in volume and changes in the mix of earning assets. Average loans, Horizon's highest yielding assets, increased $101,269 or 15.73% during the six months ended June 30, 1998, from the same period of 1997. For the six months ended June 30, 1998, average investment securities declined $21,602 or 9.19% from the previous period of 1997. The decline in investment securities was used to fund a portion of the loan growth. In addition, average federal funds sold increased $21,569 or 504.07% during the periods analyzed primarily due to growth of deposits.

The following table summarizes the composition of average interest-earning assets and average interest-bearing liabilities, along with the related income or expense and the weighted average yield or cost of such funds.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                                                                       NET INTEREST MARGIN
                                                                  -----------------------------------------------------------------
                                                                            JUNE 30, 1998                     JUNE 30, 1997
                                                                  -----------------------------------------------------------------
                                                                    AVERAGE     INCOME/     YIELD/   AVERAGE      INCOME/    YIELD/
                                                                    BALANCES    EXPENSE      COST    BALANCES     EXPENSE     COST
                                                                  --------------------------------   ------------------------------
ASSETS
Interest-earning assets:
   Federal funds sold                                             $   25,848     $   708      5.5%   $  4,279      $   114     5.3%
   Investment securities (3):                                             --
    Taxable                                                          150,215       4,803      6.4%    172,213        5,696     6.6%
    Tax exempt (1)                                                    63,252       2,381      7.5%     62,856        2,486     7.9%
                                                                  --------------------------------   ------------------------------
                                  Total investment securities        213,467       7,184      6.7%    235,069        8,182     7.0%
                                                                  --------------------------------   ------------------------------
Total loans (1), (2)                                                 744,870      33,462      9.0%    643,601       29,813     9.3%
                                                                  --------------------------------   ------------------------------
                     Total earning assets and interest income        984,185      41,354      8.4%    882,949       38,109     8.6%

Noninterest earning assets:
  Cash and due from banks                                             33,130                           28,997
  Premises and equipment                                              17,030                           16,665
  Other assets                                                        21,259                           22,262
  Less: Allowance for loan losses                                    (10,311)                         (10,114)
                                                                  ----------                         --------
                                                 Total assets     $1,045,293                         $940,759
                                                                  ==========                         ========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Demand deposits                                                 $  151,213     $ 1,954      2.6%   $128,168      $ 1,750     2.7%
  Savings deposits                                                   164,600       2,516      3.1%    174,748        2,638     3.0%
  Time deposits                                                      426,183      11,774      5.5%    374,412        9,860     5.3%
                                                                  --------------------------------   ------------------------------
                              Total interest bearing deposits        741,996      16,244      4.4%    677,328       14,248     4.2%

Short-term borrowings                                                 42,966         917      4.3%     25,075          477     3.8%
Long-term borrowings                                                   7,767         322      8.3%         --           --     0.0%
                                                                  --------------------------------   ------------------------------
      Total interest bearing liabilities and interest expense        792,729      17,483      4.4%    702,403       14,725     4.2%
                                                                  --------------------------------   ------------------------------

Noninterest bearing liabilities:
  Demand deposits                                                    117,568                          115,746
  Other                                                               20,257                           12,278
                                                                  --------------------------------   ------------------------------
                                            Total liabilities        930,554                          830,427
                                                                     -------                          -------
Shareholders' equity                                                 114,739                          110,332
                                                                     -------                          -------
                   Total liabilities and shareholders' equity     $1,045,293                         $940,759
                                                                  ==========                         ========

Net interest income                                                              $23,871                           $23,384
                                                                                 =======                           =======
Spread                                                                                        4.0%                             4.4%
                                                                                              ===                              ===
Net interest margin                                                                           4.9%                             5.3%
                                                                                              ===                              ===

(1) Fully taxable equivalent using 35%.
(2) Nonaccrual loans are included in average balances.
(3) Average balances of available-for-sale securities are stated at fair value.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Horizon's net interest margin for the six months ended June 30, 1998, decreased 40 basis points from the net interest margin for the six months ended June 30, 1997. Average interest-bearing liabilities increased $90,326 or 12.86% from $702,403 at June 30, 1997, to $792,729 at June 30, 1998. The increase is a result of a $23,045 or 17.98% increase in interest-bearing demand deposits and an increase of $51,771 or 13.83% in average certificates of deposit coupled with a decrease of $10,148 or 5.81% in regular savings. A notable change in the mix of interest-bearing deposits occurred in 1998 when compared to 1997. These changes are due to the introduction of new products and a more rate sensitive customer in today's market. Average short-term borrowings increased $17,891 or 71.35% due to management's efforts in developing relationships with commercial customers using the repurchase agreement or sweep product. Average long-term borrowings increased $7,767 or 100% from the same period in 1997 as a result of the acquisition of Beckley Bancorp, Inc. during the third quarter of 1997.


ALLOWANCE FOR LOAN LOSSES

At June 30, 1998, the allowance for loan losses as a percentage of total loans decreased to 1.29% from 1.44% at December 31, 1997. Net charge-offs were $1,999 for the six months ended June 30, 1998, compared to net recoveries of $49 for the same period in 1997. The increase in net charge-offs was primarily due to losses incurred from indirect originations by an auto dealer who was engaged in fraudulent activities, an increase in consumer charge-offs, and growth in the loan portfolio. Management feels the majority of the losses due to the dealer's fraudulent activities have been realized. The provision for loan losses increased $166 or 15.09% from $1,100 for the period ended June 30, 1997 to $1,266 for the six months ended June 30, 1998.

For the three months ended June 30, 1998, Horizon's provision for loan losses increased $157 or 39.25% to $557 compared to $400 for the same period in 1997. Management feels the provision is adequate to maintain the allowance at the current level which is supported by Horizon's internal monitoring system.

Total nonperforming loans were 1.34% of total loans at June 30, 1998, an increase from the 1.01% at December 31, 1997. Nonperforming loans increased $2,860 or 39% at June 30, 1998, from the $7,334 reported at December 31, 1997. The increase was primarily due to two commercial loans being placed in nonaccrual status during the first quarter of 1998. Presently, adequate protection payments are being made on both loans. Restructured loans totaled $538 at June 30, 1998. Collateral on these loans have been sold or leased with the payments assigned to the restructured loans. Management believes that established reserves for problem loans are adequate to cover potential loss exposure on these loans. At June 30, 1998, nonperforming assets were 1.03% of total assets, an increase from the 0.78% at December 31, 1997.

Other real estate totaled $567 at June 30, 1998, and represented a decrease of $49 or 7.95% from $616 at December 31, 1997. Management anticipates no significant difficulty in disposing of other real estate and believes that no significant losses exist in this nonearning asset category.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                                                     ANALYSIS OF ASSET
                                                                         QUALITY
                                                                 ---------------------------
                                                                 JUNE 30,       DECEMBER 31,
                                                                   1998             1997
                                                                 ---------------------------
Nonaccruing loans                                                $ 5,001           $4,043
Loan ninety days past due and accruing interest                    4,655            3,291
Restructured loans                                                   538               --
                                                                 ------------------------
                              Total nonperforming loans           10,194            7,334
Other real estate owned                                              567              616
                                                                 ------------------------
                             Total nonperforming assets          $10,761           $7,950
                                                                 ========================
Nonperforming loans to total loans                                  1.34%            1.01%
Nonperforming assets to total assets                                1.03%            0.78%
Allowance for loan losses to nonperforming loans                   95.98%          143.40%


NONINTEREST INCOME

Noninterest income is primarily of a fee nature and includes service charges on deposits, trust department income and a variety of miscellaneous transactions. Total noninterest income increased $577 or 20.89% for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. The increase is primarily due to an increase of $285 or 15.29% in service charges and fees coupled with a $278 or 29.76% increase in other income. Increases in service charges and fees are a result of the introduction of new products and an improved collection percentage. Increases in other income are related to increases in secondary market fees of $49 or 272%, gains on sale of loans of $60 or 429%, increases in miscellaneous income of $52 or 56.52%, and a $92 or 21.40% increase in trust income.

Noninterest income increased $259 or 18.15% from a total of $1,427 for the three months ended June 30, 1997, to a total of $1,686 for the three months ended June 30, 1998. The previous discussion of the increase in service charges and fees and other income apply equally to the second quarter discussion.


NONINTEREST EXPENSE

Noninterest expense is frequently referred to as overhead, that is, the cost of normal operations. Horizon's noninterest expense for the six months ended June 30, 1998, increased $513 or 3.81% over the six months ended June 30, 1997.
The overall increase consists of increases in equipment expense of $236, other expenses of $241, salaries and employee benefits expense of $166 and outside data processing costs of $74. These increases were offset by decreases in net occupancy expense of $72 and advertising expense of $132.

Noninterest expenses for the three months ended June 30, 1998 increased $389 or 5.62% from $6,921 for the three months ended June 30, 1997. The previous discussion of the changes in other expense apply equally to the second quarter discussion.


IMPACT OF YEAR 2000

Management has initiated a Company-wide program to assess the need to modify or replace all or portions of its information systems to enable the proper processing of transactions relating to the Year 2000 and beyond. Most of Horizon's core data and item processing systems, telecommunication systems, auxiliary and critical support system services are contracted through major nationally prominent vendors. Primary exposure for Horizon resides in its dependence upon these third party providers for services. Horizon has initiated formal communications with all of its significant outside vendors and suppliers to determine the extent to which Horizon's systems are vulnerable to these parties' ability to remediate their own Year 2000 issues. Management anticipates completing its analysis during 1998 and to be Year 2000 compliant by December 31, 1998. Horizon has completed a comprehensive Year 2000 Contingency Plan and Testing Plan and will begin Phase I testing of core applications with its third party service provider the week of August 17, 1998. There is no guarantee that the systems of other companies on which Horizon systems rely will be converted timely and would not have an adverse effect on Horizon's systems. Until a complete analysis of the various alternatives available to the Company is completed, an estimate of the total cost of the Year 2000 project cannot be made. However, management's current assessment is that the overall cost to Horizon of compliance with Year 2000 issues will be immaterial. The costs of the Year 2000 project and the date on which Horizon believes it will be Year 2000 compliant are based upon management's best estimates utilizing numerous assumptions of future events and third party vendor modifications.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


INCOME TAXES

Income tax expense expressed as a percentage of income before income taxes was 34.40% for the six months ended June 30, 1998, compared to 35.27% for the six months ended June 30, 1997.


BALANCE SHEET ANALYSIS

At June 30, 1998, total assets increased $20,226 or 1.98% from the December 31, 1997 total of $1,020,281. Investment securities totaled $209,023 at June 30, 1998, and have decreased $6,395 or 2.97% from the December 31, 1997 total of $215,418. The decrease was attributable to the funding of loan growth through investment security maturities as total loans increased $31,677 or 4.35% for the six months ended June 30, 1998. The increase in loans was due primarily to more favorable economic conditions in the market area and management's willingness to increase its market share through lending activities.

Total deposits at June 30, 1998 were $861,506 and have increased $20,199 or 2.40% from the December 31, 1997 total of $841,307. Non-interest bearing deposits increased $6,886 or 6.07% while interest bearing deposits increased $13,313 or 1.83%. At June 30, 1998, short and long-term borrowings approximated $43,704 and $5,972 compared to $42,642 and $7,102, respectively at December 31, 1997.

Shareholders' equity increased $1,890 or 1.66% from the total at December 31, 1997. The increase was primarily due to the retention of earnings of $3,848 and an increase in unrealized gain on available-for-sale securities of $124, net of an increase in treasury shares purchased of $2,114, from $2,938 at December 31, 1997 to $5,052 at June 30, 1998.


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


CAPITAL RESOURCES AND DIVIDENDS

Average shareholders' equity when expressed as a percentage of average total assets equaled 10.98% on June 30, 1998, a decrease from the 11.56% reported at December 31, 1997. The primary capital ratio, which includes equity plus the allowance for loan losses, was 11.97% on June 30, 1998, and has decreased slightly from the 12.08% reported on December 31, 1997. The Federal regulatory agencies have adopted risk-based capital guidelines, and Horizon continues to be well above the minimum guidelines for all risk-based ratios.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


In the first quarter 1998, Horizon entered into two credit agreements with unrelated parties to provide long-term financing. These agreements, in addition to those noted in Note 9 of the 1997 Annual Report, provide revolving lines of credit of $15,000 to Horizon. As of June 30, 1998, $5,900 was outstanding.

Horizon does not anticipate any material capital expenditures in 1998. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders' dividends and normal internal growth. In management's opinion, subsidiary banks have the capability to upstream sufficient dividends to meet normal cash requirements of Horizon.



Pertinent capital ratios were:

                                                                      MINIMUM
                                            JUNE 30    DECEMBER 31   REGULATORY
                                             1998         1997      REQUIREMENTS
                                           -------------------------------------

Shareholders' Equity/Total Assets           11.14%       11.18%          -
Primary Capital Ratio                       11.97%       12.08%          -
Risk-Adjusted Capital
  Total Capital to Risk Weighted Assets     14.63%       16.40%        8.00%
  Tier 1 to Risk Weighted Assets            15.83%       15.20%        4.00%
  Tier 1 to Average Assets                  10.34%       11.10%        3.00%


Management is not aware of any trends, events, or uncertainties, either favorable or unfavorable, which are likely to have a material effect on Horizon's liquidity, capital resources or results of operations. There are no current recommendations by regulatory authorities that, if implemented, would have a material effect on Horizon.

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


ITEM 4.  Submissions of Matters to Vote of Security Holders

Horizon Bancorp, Inc. held its annual meeting on April 29, 1998, at the Greenbrier in White Sulphur Springs, West Virginia. The following matters were submitted to a vote of the shareholders:

         -- Election of twenty-three director nominees to serve until the next Annual Meeting or until their successors are elected and qualified was approved with no nominee receiving less than 6,071,269 votes.

         -- Appointment of Ernst & Young LLP as Horizon's independent public accountants for 1998 was ratified by a vote of 6,086,740 affirmative to 3,908 negative.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits
      3(i).   Articles of Incorporation of Horizon Bancorp, Inc., as amended
      3(ii).  Bylaws of Horizon Bancorp, Inc., as amended
      11.     Statement of Computation of Earnings per Share
      27.     Financial Data Schedule
      99.1    Press Release dated August 7, 1998 "City Holding Company and
              Horizon Bancorp, Inc. Announce Definitive Merger Agreement"
      99.2    Agreement and Plan of Reorganization Between City Holding
              Company and Horizon Bancorp, Inc. Dated August 7, 1998
      99.3    Stock Option Agreement entered into Between City Holding Company and Horizon Bancorp, Inc. Dated August 7, 1998

B.    Reports on Form 8-K
      None

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


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




                                                       HORIZON BANCORP, INC.
                                                       ---------------------
                                                       (Registrant)



Date:  August 14, 1998                                 /s/FRANK S. HARKINS, JR.
                                                       ------------------------
                                                       Frank S. Harkins, Jr.
                                                       Chairman of the Board


Date:  August 14, 1998                                 /s/STEFANIE J. TAYLOR
                                                       ---------------------
                                                       Stefanie J. Taylor
                                                       Chief Accounting Officer