Form 10-Q
period 1998-09-30
HORIZON BANCORP INC /WV/
filed 1998-11-16
CIK 730025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  SEPTEMBER 30, 1998       Commission File Number:  0-11672
                  ---------------------                             -----------

                              HORIZON BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             WEST VIRGINIA                              55-0631939
----------------------------------------  -------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

           BOX D, BECKLEY, WV                           25802-2803
----------------------------------------  -------------------------------------
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


                              Yes  X        No
                                 -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 COMMON STOCK, $1.00 PAR VALUE                     9,149,775 SHARES
--------------------------------           -------------------------------
            Class                          Outstanding at October 30, 1998

                              HORIZON BANCORP, INC.

                                    FORM 10-Q

                                      INDEX

PART I  FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets - September 30, 1998 and December 31, 1997

              Condensed Consolidated Statements of Income for The Nine Months Ended
              September 30, 1998 and 1997

              Condensed Consolidated Statements of Shareholders' Equity for The Nine Months Ended
              September 30, 1998 and 1997

              Condensed Consolidated Statements of Cash Flows for The Nine Months Ended
              September 30, 1998 and 1997

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

PART 11  OTHER INFORMATION

   Item 1.    Legal Proceedings
   Item 4.    Submissions of Matters to Vote of Security Holders
   Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT 11
              Computation of  Earnings Per Common Share
EXHIBIT 27
              Financial Data Schedule

                              HORIZON BANCORP, INC.

                                     PART 1

                              FINANCIAL INFORMATION



This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. This forward-looking information is identified by phrases such as the Company or Horizon (as the case may be) "expects" or "anticipates" and words of similar effect. Actual results achieved by Horizon may differ materially from those projected in the forward-looking information. Factors that could cause such a difference include, among others: changes in interest rates and economic and other market conditions generally and in Horizon's principle markets, competition for origination and servicing of mortgage loans, changes in regulations and government policies affecting banks and their subsidiaries, including changes in monetary policies, inability of Horizon or third parties to meet their Year 2000 timetables, and failure of Horizon or of third parties upon which Horizon relies to be Year 2000 compliant. The forward-looking financial information is provided to assist investors and Horizon stockholders in understanding anticipated future financial operations of Horizon and are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Horizon disclaims any intent or obligation to update this forward-looking financial information.

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  SEPTEMBER 30     DECEMBER 31
                                                                      1998             1997
                                                                  ----------------------------
ASSETS
Cash and due from banks                                            $   25,293      $   31,262
Federal funds sold                                                     28,770          14,035
                                                                  ----------------------------
                               Cash and cash equivalents               54,063          45,297

Investment securities:
  Available-for-sale, at fair value                                   175,170         173,864
  Held-to-maturity, at cost (approximate fair value of $41,911
  at September 30, 1998, and $42,771 at December 31, 1997)             40,415          41,554

Loans:
  Total loans                                                         756,392         728,239
  Less:  Allowance for loan losses                                     (9,644)        (10,517)
                                                                  ----------------------------
                                               Net loans              746,748         717,722
Premises and equipment, net                                            16,495          17,123
Accrued interest receivable and other assets                           27,569          24,721
                                                                  ----------------------------
                                            Total assets           $1,060,460      $1,020,281
                                                                   ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
  Non-interest bearing                                             $  117,565      $  113,415
  Interest bearing                                                    747,225         727,892
                                                                  ----------------------------
                                          Total deposits              864,790         841,307
Short-term borrowings                                                  60,910          42,642
Long-term borrowings                                                    2,334           7,102
Accrued interest payable and other liabilities                         14,541          15,208
                                                                  ----------------------------
                                       Total liabilities              942,575         906,259

Shareholders' equity:
  Common stock, $1 par value; 20,000 shares authorized;
   9,313 shares issued, including 177 shares in treasury at
  September 30, 1998 and 9,310 shares issued, including 106
  shares in treasury at December 31, 1997                               9,313           9,310
  Capital surplus                                                      19,818          19,784
  Retained earnings                                                    91,696          86,768
  Treasury stock, at cost                                              (5,052)         (2,938)
  Accumulated other comprehensive income                                2,110           1,098
                                                                  ----------------------------
                              Total shareholders' equity              117,885         114,022
                                                                  ----------------------------
               Total liabilites and shareholders' equity           $1,060,460      $1,020,281
                                                                   ==========================





 See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------
HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS, EXEMPT SHARE DATA)


                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                           SEPTEMBER 30              SEPTEMBER 30
                                                         1998         1997        1998          1997
                                                      ---------     -------     --------      --------
Interest income:
  Interest and fees on loans                            $17,612     $16,029     $ 51,548      $ 45,180
  Interest and dividends on investment securities:
    Taxable                                               2,117       2,613        6,921         8,254
    Tax-exempt                                              825         798        2,406         2,413
  Federal funds sold and other                              367          76        1,074           145
                                                        -------------------     ----------------------
                             Total interest income       20,921      19,516       61,949        55,992
Interest expense:
  Deposits                                                7,935       7,422       24,820        21,615
  Other borrowings                                          888         428        1,974           860
                                                        -------------------     ----------------------
                            Total interest expense        8,823       7,850       26,794        22,475
                                                        -------------------     ----------------------
                               Net interest income       12,098      11,666       35,155        33,517
Provision for loan losses                                 1,103         409        2,369         1,509
                                                        -------------------     ----------------------
  Net interest income after provision for loan losses    10,995      11,257       32,786        32,008

Other income:
  Service charges and fees                                1,142       1,033        3,291         2,897
  Investment securities gains (losses)                       --           4          (22)          (32)
  Other                                                     519         483        1,730         1,417
                                                        -------------------     ----------------------
                                Total other income        1,661       1,520        4,999         4,282
Other expenses:
  Salaries and employee benefits                          3,372       3,293        9,842         9,597
  Net occupancy expense                                     516         428        1,369         1,353
  Equipment expense                                         687         630        2,051         1,758
  Outside data processing                                   588         511        1,713         1,562
  Advertising                                                60          85          222           379
  Other                                                   3,158       2,395        7,149         5,772
                                                        -------------------     ----------------------
                              Total other expenses        8,381       7,342       22,346        20,421
                                                        -------------------     ----------------------
                        Income before income taxes        4,275       5,435       15,439        15,869
Applicable income taxes                                   1,460       1,908        5,300         5,588
                                                        -------------------     ----------------------
                                        Net income      $ 2,815     $ 3,527     $ 10,139      $ 10,281
                                                        ===================     ======================

Earnings per common share:
  Basic                                                 $  0.31     $  0.38     $   1.11      $   1.11
                                                        =======     =======     ========      ========
  Diluted                                               $  0.31     $  0.38     $   1.10      $   1.11
                                                        =======     =======     ========      ========
Average common shares outstanding:
  Basic                                                   9,136       9,246        9,149         9,270
                                                        =======     =======     ========      ========
  Diluted                                                 9,195       9,277        9,203         9,293
                                                        =======     =======     ========      ========



See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

HORIZON BANCORP, INC.
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                                       COMMON      CAPITAL     RETAINED      TREASURY  COMPREHENSIVE
                                                        STOCK      SURPLUS     EARNINGS        STOCK       INCOME      TOTAL
                                                       -------     -------     --------      --------  ------------- ---------
Balances at December 31, 1997                          $ 9,310     $19,784     $ 86,768      $(2,938)     $1,098     $ 114,022
Comprehensive income:
  Net income                                                --          --       10,139           --          --        10,139
  Other comprehensive income, net of tax:
    Unrealized gains on available-for-sale
    securities, net of reclassification adjustment          --          --           --           --       1,012         1,012
                                                                                                                     ---------
Comprehensive income                                                                                                    11,151
Cash dividends ($0.57 per share)                            --          --       (5,211)          --          --        (5,211)
Purchase of treasury shares                                 --          --           --       (2,114)         --        (2,114)
Exercise of stock options                                    3          34           --           --          --            37
                                                       -----------------------------------------------------------------------
Balances at September 30, 1998                         $ 9,313     $19,818     $ 91,696      $(5,052)     $2,110     $ 117,885
                                                       =======================================================================

DISCLOSURE OF RECLASSIFICATION AMOUNT:
Unrealized holding gains on available-for-sale
  securities arising during the period                                                                    $1,004
Less:  reclassification adjustment for losses
   realized in net income                                                                                     (8)
                                                                                                          ------
Net unrealized losses on available-for-sale
  securities, net of tax                                                                                  $1,012
                                                                                                          ======




See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

HORIZON BANCORP, INC.
(AMOUNTS IN THOUSANDS)

                                                                              SEPTEMBER 30
                                                                           1998          1997
                                                                         --------      --------
OPERATING ACTIVITIES
Net income                                                               $ 10,139      $ 10,281
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and Amortization                                           2,027         1,460
    Provision for loan losses                                               2,369         1,509
    Loss on sale of investment securities                                      22            32
    Change in accrued interest receivable and other assets                 (3,399)       (2,596)
    Change in accrued interest payable and other liabilities               (1,388)        2,554
                                                                         ----------------------
                           Net cash provided by operating activities        9,770        13,240


INVESTING ACTIVITIES
Proceeds from sales of available-for-sale securities                        6,472        18,057
Proceeds from maturities of available-for-sale securities                  44,585        15,266
Purchases of available-for-sale securities                                (51,596)      (12,390)
Proceeds from maturities of held-to-maturity securities                     2,070         1,188
Purchases of held-to-maturity securities                                       --          (300)
Purchase of subsidiary, net of cash acquired                                   --       (13,419)
Net increase in loans                                                     (31,395)      (51,781)
Purchases of premises and equipment                                          (835)       (1,154)
                                                                         ----------------------
                               Net cash used in investing activities      (30,699)      (44,533)


FINANCING ACTIVITIES
Net increase in deposits                                                   23,483        (1,332)
Net decrease in long-term borrowings                                       (4,768)           --
Net increase in short-term borrowings                                      18,268        33,843
Cash dividends paid                                                        (5,211)       (4,730)
Purchase of treasury shares                                                (2,114)       (2,584)
Exercise of stock options                                                      37            12
                                                                         ----------------------
                           Net cash provided by financing activities       29,695        25,209
                Net increase (decrease) in cash and cash equivalents        8,766        (6,084)
Cash and cash equivalents at beginning of period                           45,297        38,958
                                                                         ----------------------
                          Cash and cash equivalents at end of period     $ 54,063      $ 32,874
                                                                         ======================




See notes to consolidated financial statements.

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
HORIZON BANCORP, INC.
SEPTEMBER 30, 1998
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------
NOTE 1.  BASIS OF PRESENTATION
--------------------------------------------------------------------------------


The accompanying unaudited interim consolidated financial statements have been prepared by Horizon Bancorp, Inc. ("Horizon"), in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

The amortized cost and estimated fair values of investment securities are as follows:


                                                                     SEPTEMBER 30, 1998
                                                        -----------------------------------------------
                                                                      GROSS        GROSS      ESTIMATED
                                                        AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                           COST       GAINS        LOSSES       VALUE
                                                        -----------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury securities and obligations of U.S.
  government agencies and corporations                  $130,208     $2,477        $ --       $132,685
Obligations of state and political subdivisions           27,877        951          --         28,828
Mortgage-backed securities                                 5,882         46          (6)         5,922
Other securities                                           7,609        210         (84)         7,735
                                                        -----------------------------------------------
                                             Totals     $171,576     $3,684        $(90)      $175,170
                                                        ===============================================

HELD-TO-MATURITY SECURITIES
Obligations of state and political subdivisions         $ 40,415     $1,496        $ --       $ 41,911
                                                        ===============================================

                                                                      DECEMBER 31, 1997
                                                        -----------------------------------------------
                                                                      GROSS        GROSS      ESTIMATED
                                                        AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                           COST       GAINS        LOSSES       VALUE
                                                        -----------------------------------------------
AVAILABLE-FOR-SALE SECURITIES
U.S. Treasury securities and obligations of U.S.
  government agencies and corporations                  $131,426     $1,206       $ (80)      $132,552
Obligations of state and political subdivisions           21,038        642          --         21,680
Mortgage-backed securities                                 9,668         53         (49)         9,672
Other securities                                           9,873        111         (24)         9,960
                                                        -----------------------------------------------
                                             Totals     $172,005     $2,012       $(153)      $173,864
                                                        ===============================================
HELD-TO-MATURITY SECURITIES
Obligations of state and political subdivisions         $ 41,554     $1,222       $  (5)      $ 42,771
                                                        ===============================================

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 4.  ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------


A summary of changes in the allowance for loan losses follows:


                                                              SEPTEMBER 30
                                                           1998          1997
                                                          --------------------
Balance at beginning of period                            10,517         9,607

Charge-offs                                               (4,248)       (2,316)
Recoveries                                                 1,006         1,748
                                                          --------------------
Net charge-offs                                           (3,242)         (568)

Provision for loan losses                                  2,369         1,509
                                                          --------------------
                            Balance at end of period       9,644        10,548
                                                          ====================

Allowance for loan losses as a % of total loans             1.28%         1.54%
Earnings coverage of net charge-offs                        3.13X        18.10X



At September 30, 1998, the recorded investment in loans that are considered to be impaired was not significant.

--------------------------------------------------------------------------------
NOTE 5.  NEW ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

On January 1, 1998, Horizon adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 125, Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 125), relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which had been delayed until after December 31, 1997 by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125 (Statement 127). Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a consistent application of "finanical-components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes financial liabilities when extinguished. Statement 125 provides standards for consistently distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of the additional provisions of Statement 125 as amended by Statement 127 resulted in no material impact on Horizon's financial position or results of operations.

On January 1, 1998, Horizon also adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. The adoption of Statement 130 did not have a material impact on

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Horizon's financial position or results of operations. Comprehensive income for the third quarter of 1998 and 1997 approximated $11,151 and $3,889.

In June 1997, the FASB issued Statement number 31, "Disclosures About Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This statement requires public companies to disclose certain information about reportable operating segments in complete sets of financial statements of the company and in interim condensed financial statements. However, the provisions of this statement do not require the disclosure of segment information in interim financial statements in the initial year of application, therefore, no such disclosures are required herein. These disclosure requirements will have no effect on Horizon's financial position or results of operations.

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

MERGERS AND ACQUISITIONS

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

RESULTS OF OPERATIONS

Horizon reported consolidated net income for the first nine months of 1998 of $10,139, or $1.10 per share (diluted). For the nine months ended September 30, 1997, net income was $10,281, or $1.11 per share (diluted). Net income for the three months ended September 30, 1998 was $2,815 or $0.31 per share (diluted), compared with $3,527 or $0.38 per share (diluted) for the third quarter of 1997.

Return on average assets (ROA) measures the effectiveness of the utilization of assets to produce net income while return on average equity (ROE) measures income earned compared with the amount of shareholders' investment. For the nine months ended September 30, 1998, Horizon's ROA was 1.28%, compared to 1.44% for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, Horizon's ROE totaled 11.65%, compared to 12.33% for the nine months ended September 30, 1997.

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

Net interest income, on a fully taxable equivalent basis, increased $1,648 or 4.73% from $34,831 in the first nine months of 1997 to $36,479 for the first nine months of 1998. As interest income increased $5,967 or 10.41% while interest expense increased $4,319 or 19.22%. The increase in interest income resulted from an increase in volume and changes in the mix of earning assets. Average loans, Horizon's highest yielding assets, increased $98,533 or 15.33% during the nine months ended September 30, 1998, from the same period of 1997. For the nine months ended September 30, 1998, average investment securities declined $22,625 or 9.56% from the previous period of 1997. The decline in investment securities was used to fund a portion of the loan growth. In addition, average federal funds sold increased $23,027 or 654.18% during the periods analyzed, primarily due to management's asset/liability policy of maximizing earnings while maintaining a certain level of liquidity to fund additional loan growth.

The following table summarizes the composition of average interest-earning assets and average interest-bearing liabilities, along with the related income or expense and the weighted average yield or cost of such funds.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                              HORIZON BANCORP, INC.
                           NET INTEREST MARGIN REPORT
                               SEPTEMBER 30, 1998

                                                                                       NET INTEREST MARGIN
                                                               ------------------------------------------------------------------
                                                                       SEPTEMBER 30, 1998                SEPTEMBER 30, 1997
                                                               ------------------------------------------------------------------
                                                                 AVERAGE       INCOME/    YIELD/    AVERAGE      INCOME/   YIELD/
                                                                 BALANCES      EXPENSE     COST     BALANCES     EXPENSE    COST
                                                               ---------------------------------  -------------------------------
ASSETS
Interest-earning assets:
  Federal funds sold                                           $   26,547     $ 1,074       5.4%  $   3,520     $   145     5.5%
  Investment securities:                                               --
    Taxable                                                       148,779       6,921       6.2%    173,892       8,254     6.3%
    Tax exempt                                                     65,179       3,625       7.4%     62,691       3,680     7.8%
                                                               ------------------------------------------------------------------
                                Total investment securities       213,958      10,546       6.6%    236,583      11,934     6.7%
                                                               ------------------------------------------------------------------

Total loans                                                       751,525      51,653       9.2%    653,099      45,227     9.2%
                                                               ------------------------------------------------------------------
                    Total earning assets and interest income      992,030      63,273       8.5%    893,202      57,306     8.6%

Noninterest earning assets:
  Cash and due from banks                                          33,103                            28,569
  Premises and equipment                                           16,928                            16,628
  Other assets                                                     22,263                            22,717
  Less: Allowance for loan losses                                 (10,153)                          (10,260)
                                                               ----------                         ---------
                                             Total assets      $1,054,171                         $ 950,856
                                                               ==========                         =========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Demand deposits                                                $153,125     $ 3,297       2.9%  $ 134,732     $ 2,602     2.6%
  Savings deposits                                                163,637       3,782       3.1%    172,409       3,943     3.0%
  Time deposits                                                   427,007      17,741       5.5%    377,232      15,070     5.3%
                                                               ------------------------------------------------------------------
                            Total interest bearing deposits       743,769      24,820       4.4%    684,373      21,615     4.2%

Other borrowings                                                   54,543       1,974       4.8%     28,054         860     4.1%
                                                               ------------------------------------------------------------------
     Total interest bearing liabilities and interest expense      798,312      26,794       4.5%    712,427      22,475     4.2%
                                                               ------------------------------------------------------------------

Noninterest bearing liabilities:
  Demand deposits                                                 119,672                           114,227
  Other                                                            20,173                            13,023
                                                               ------------------------------------------------------------------
                                          Total liabilities       938,157                           839,677
                                                               ----------                         ---------
Shareholders' equity                                              116,014                           111,179
                                                               ----------                         ---------
                  Total liabilities and shareholders' equity   $1,054,171                         $ 950,856
                                                               ==========                         =========

Net interest income                                                           $36,479                           $34,831
                                                                              =======                           =======
Spread                                                                                      4.0%                            4.4%
                                                                                            ===                             ===
Net interest margin                                                                         4.9%                            5.2%
                                                                                            ===                             ===

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Horizon's net interest margin for the nine months ended September 30, 1998, decreased 30 basis points from the net interest margin for the nine months ended September 30, 1997. Average interest-bearing liabilities increased $85,885 or 12.06% from $712,427 at September 30, 1997, to $798,312 at September 30, 1998.
The increase is a result of a $18,393 or 13.65% increase in interest-bearing demand deposits and an increase of $49,775 or 13.19% in average certificates of deposit coupled with a decrease of $8,772 or 5.09% in regular savings. Average short-term borrowings increased $18,369 or 65.48% due to managements efforts in developing relationships with commercial customers using the repurchase agreement or sweep product. Average long-term borrowings increased $8,120 or 100% from the same period in 1997 as a result of the acquisition of Beckley Bancorp, Inc. during the third quarter of 1997.

ALLOWANCE FOR LOAN LOSSES

At September 30, 1998, the allowance for loan losses as a percentage of total loans decreased to 1.28% from 1.45% at December 31, 1997. Net charge-offs were $3,242 for the nine months ended September 30, 1998, compared to net charge-offs of $568 for the same period in 1997. The increase in net charge-offs was due to increased losses, primarily in the indirect lending portfolio, a significant recovery on a commercial loan in 1997 with no similar amount of recovery in 1998, and growth in the loan portfolio. The provision for loan losses increased $860 or 56.99% from $1,509 for the period ended September 30, 1997 to $2,369 for the nine months ended September 30, 1998.

During the third quarter of 1998, Horizon experienced a significant deterioration in certain segments of its indirect lending portfolio. In response, the company withdrew from the respective markets and tightened underwriting standards in remaining markets. As a result of these conditions, the Company experienced an increase in losses on indirect lending. Accordingly, the Company increased its provision for loan losses to $1,103 from $409 in 1997 after considering the portion of its allowance for loan losses allocated to indirect lending. Management feels the provision is adequate to maintain the allowance at the current level which is supported by Horizon's internal monitoring system.

Total nonperforming loans were 1.49% of total loans at September 30, 1998, an increase from the 1.01% at December 31, 1997. Nonperforming loans increased $3,959 or 53.98% at September 30, 1998, from the $7,334 reported at December 31, 1997. The increase was due to three commercial loans totaling $1.4 million being placed on nonaccrual status as well as a large number of indirect auto loans being placed on nonaccrual status. Consumer nonaccrual loans outstanding at September 30, 1998 was $1.7 million versus $1.1 million at December 31, 1997. As previously stated, the Company has withdrawn from the indirect lending markets where the asset quality deterioration occurred and tightened underwriting in remaining markets. The three commercial credits are in varying stages of the collection process with $0.5 million having government agency guarantees. Restructured loans totaled $533 at September 30, 1998. Collateral on these loans have been sold or leased with the payments assigned to the restructured loans. Management believes that established reserves for problem loans are adequate to cover potential loss exposure on these loans. At September 30, 1998, nonperforming assets were 1.13% of total assets, an increase from the 0.78% at December 31, 1997.

Other real estate totaled $686 at September 30, 1998, and represented an increase of $70 or 11.36% from $616 at December 31, 1997. Management anticipates no significant difficulty in disposing of other real estate and believes that no significant losses exist in this nonearning asset category.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                                                ANALYSIS OF ASSET
                                                                     QUALITY
                                                      -------------------------------------
                                                      SEPTEMBER 30              DECEMBER 31
                                                          1998                      1997
                                                      -------------------------------------
Nonaccruing loans                                        $ 6,236                   $ 4,043
Loan ninety days past due and accruing interest            4,524                     3,291
Restructured loans                                           533                        --
                                                         ---------------------------------
                        Total nonperforming loans         11,293                     7,334
Other real estate owned                                      686                       616
                                                         ---------------------------------
                       Total nonperforming assets        $11,979                   $ 7,950
                                                         =================================

Nonperforming loans to total loans                          1.49%                     1.01%
Nonperforming assets to total assets                        1.13%                     0.78%
Allowance for loan losses to nonperforming loans           85.40%                   143.40%


NONINTEREST INCOME

Noninterest income is primarily of a fee nature and includes service charges on deposits, trust department income and a variety of miscellaneous transactions. Total noninterest income increased $717 or 16.74% for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. The increase is primarily due to an increase of $394 or 13.60% in service charges and fees coupled with a $313 or 22.09% increase in other income. Increases in service charges and fees are a result of the introduction of new products and an improved collection percentage. Increases in other income are related to increases in secondary market fees of $90 or 209.30%, gains on sale of loans of $74 or 194.74%, and a $113 or 17.25% increase in trust income.

Noninterest income increased $141 or 9.28% from a total of $1,520 for the three months ended September 30, 1997, to a total of $1,661 for the three months ended September 30, 1998. The previous discussion of the increase in service charges and fees and other income apply equally to the third quarter discussion.

NONINTEREST EXPENSE
Noninterest expense is frequently referred to as overhead, that is, the cost of normal operations. Horizon's noninterest expense for the nine months ended September 30, 1998, increased $1,925 or 9.43% over the nine months ended September 30, 1997. The overall increase consists of increases in salaries and employee benefits expense of $245, outside data processing costs of $151, equipment expense of $293, and other expenses of $1,377. These increases were offset by a decrease in advertising expense of $157.

Equipment expense increased $293 or 16.67% during 1998 primarily due to additional depreciation expense associated with the equipment acquired in late 1997 and early 1998 as well as increased maintenance costs to operate the backroom which was expanded during 1998 to handle the increased volume of transactions. Outside data processing expense increased $151 or 9.67% due to increased volume of transactions, additional charges for year 2000 testing, and normal inflationary increases. Other expenses increased $1,377 or 23.86% due to increased amortization

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
expense of $383 from the acquisition of a savings and loan at September 30, 1997; increased collection expense of $270 due to more collection activity related to the previously discussed deterioration of certain segments of the company's indirect lending portfolio; consulting expense increased $77 for costs associated with a profit enhancement program initiated in the fourth quarter of 1997; and increase in legal fees of $59 due to increased legal assistance on a few commercial lending relationships. General operating and ATM operating fees have increased $54 and $132, respectively, due to increased transactions and number of operating locations.

Noninterest expenses for the three months ended September 30, 1998 increased $1,039 or 14.15% from $7,342 for the three months ended September 30, 1997. The previous discussion of the changes in other expense apply to the third quarter discussion. In addition, occupancy expense increased $88 in the three months ended September 30, 1998 when compared to the same period in 1997. This increase was due to costs associated with the opening of two new branches.


IMPACT OF YEAR 2000

Management has initiated a Company-wide program to assess the need to modify or replace all or portions of its information systems to enable the proper processing of transactions relating to the Year 2000 and beyond. Most of Horizon's core data and item processing systems, telecommunication systems, auxiliary and critical support system services are contracted through major nationally prominent vendors. Primary exposure for Horizon resides in its dependence upon these third parties' ability to remediate their own Year 2000 issues. To date the Company's management is not aware of any such party with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that such parties will be Year 2000 ready. The inability of such parties to complete their Year 2000 resolution process in a timely manner could materially impact the Company. The effect of non-compliance by such parties is not determinable.

Horizon has developed an overall contingency plan in the event all phases of the Year 2000 project are not met including compliance of third party vendors. The contingency plan includes the use of substitute third party vendors for data processing (core applications) if necessary, utilization of manual delivery procedures in the event of telecommunications failure, as well as other recovery procedures. An additional element of Horizon's Year 200 plan relates to non-information technology systems primarily facilities and equipment. Horizon's Year 2000 committee is working closely with local electrical power and telecommunication companies to monitor their Year 2000 preparedness. However, Horizon has no means of insuring these non-information systems will be Year 2000 ready, and the impact of such inability is not determinable.

The Federal Financial Institutions Examination Council (FFIEC) recommends that all systems reprogramming efforts be completed by December 31, 1998 to allow for sufficient testing and implementation. Management intends to meet this Schedule. Plan components are being executed in accordance with guidelines that have been mandated by the FFIEC. The Company's approach to Year 2000 compliance encompasses five industry standard phases:

          1. Awareness Phase
          2. Assessment Phase
          3. Renovation Phase
          4. Validation Phase
          5. Implementation Phase

The Company has completed the Awareness and Assessment phases and is 90% complete in the Renovation phase of the project. Currently, the Company is approximately 50% complete in the validation phase expecting to be 100% complete by June 30, 1999. Horizon has recently begun the implementation phase in all areas of hardware and software with consideration that all software is developed by third parties, completion of this phase is expected by June 30, 1999.

Having begun the implementation phase and considering our contingency plan, management believes that the risks affecting the Company associated with the Year 2000 issue should be minimal. The majority of the critical applications affecting the Company have been addressed, and management believes that solid solutions have been implemented to address areas of concern. The sum of the costs

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
incurred to-date and the estimated costs remaining to be incurred is not material to the consolidated financial statements.

INCOME TAXES

Income tax expense expressed as a percentage of income before income taxes was 34.33% for the nine months ended September 30, 1998, compared to 35.21% for the nine months ended September 30, 1997.

BALANCE SHEET ANALYSIS

At September 30, 1998, total assets increased $40,179 or 3.94% from the December 31, 1997 total of $1,020,281. Investment securities totaled $215,585 at September 30, 1998, and have increased $167 or 0.08% from the December 31, 1997 total of $215,418. Total loans increased $28,153 or 3.87% for the nine months ended September 30, 1998. The increase in loans was due primarily to more favorable economic conditions in the market area and management's willingness to increase its market share through lending activities during the first half of 1998. Over the third quarter of 1998 loan volumes have remained relatively stable as management has tightened underwriting standards in certain segments of the lending areas.

Total deposits at September 30, 1998 were $864,790 and have increased $23,483 or 2.79% from the December 31, 1997 total of $841,307. Non-interest bearing deposits increased $4,150 or 3.66% while interest bearing deposits increased $19,333 or 2.66%. At September 30, 1998, short and long-term borrowings approximated $60,910 and $2,334 compared to $42,642 and $7,102, respectively at December 31, 1997.

Shareholders' equity increased $3,863 or 3.39% from the total at December 31, 1997. The increase was primarily due to the retention of earnings of $4,928 and an increase in unrealized gain on available-for-sale securities of $1,012, net of an increase in treasury shares purchased of $2,114, from $2,938 at December 31, 1997 to $5,052 at September 30, 1998.

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

CAPITAL RESOURCES AND DIVIDENDS

Average shareholders' equity when expressed as a percentage of average total assets equaled 11.01% on September 30, 1998, a decrease from the 11.56% reported at December 31, 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
The primary capital ratio, which includes equity plus the allowance for loan losses, was 11.92% on September 30, 1998, and has decreased slightly from the 12.08% reported on December 31, 1997. The Federal regulatory agencies have adopted risk-based capital guidelines, and Horizon continues to be well above the minimum guidelines for all risk-based ratios.

In the first quarter 1998, Horizon entered into two credit agreements with unrelated parties to provide long-term financing. These agreements provide revolving lines of credit of $12,000 to Horizon. As of September 30, 1998, there were no outstanding balances.

Horizon does not anticipate any material capital expenditures in 1998. Earnings from subsidiary bank operations are expected to remain adequate to fund payment of stockholders' dividends and normal internal growth. In management's opinion, subsidiary banks have the capability to upstream sufficient dividends to meet normal cash requirements of Horizon.


Pertinent capital ratios were:

                                                                                                          MINIMUM
                                               SEPTEMBER 30                  DECEMBER 31                 REGULATORY
                                                  1998                          1997                    REQUIREMENTS
                                           ----------------------------------------------------------------------------

Shareholders' Equity/Total Assets                11.12%                        11.18%                         --
Primary Capital Ratio                            11.92%                        12.08%                         --
Risk-Adjusted Capital
  Total Capital to Risk Weighted Assets          12.42%                        16.40%                      8.00%
  Tier 1 to Risk Weighted Assets                 13.67%                        15.20%                      4.00%
  Tier 1 to Average Assets                       10.37%                        11.10%                      3.00%


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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

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




                                                       HORIZON BANCORP, INC.
                                                       ------------------------
                                                       (Registrant)



Date:  November 16, 1998                               /s/ Frank S. Harkins, Jr.
                                                       -------------------------
                                                       Frank S. Harkins, Jr.
                                                       Chairman of the Board


Date:  November 16, 1998                               /s/ C. Duane Blankenship
                                                       -------------------------
                                                       C. Duane Blankenship
                                                       Chief Financial Officer